Form 10-K
period 1993-12-31
FARMERS NATIONAL BANCORP /MD/
filed 1994-03-29
CIK 700850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993
                                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______________ to _________________
Commission file number 2-76280

                            FARMERS NATIONAL BANCORP
            (Exact name of registrant as specified in its charter)

               MARYLAND                                         52-1241460
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)
5 CHURCH CIRCLE, ANNAPOLIS, MARYLAND 21401                         21401
 (Address of principal executive offices)                       (zip code)

      Registrant's telephone number, including area code: (410) 263-2603

      Securities registered pursuant to Section 12 (b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act:
                   COMMON STOCK, PAR VALUE $1.00 PER SHARE
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .
                                                   --    --

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



     The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of March 1, 1994, was $89,068,848. The number of shares outstanding of the registrant's common stock, as of March 1,1994, was 2,699,056.


                          DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1993 are incorporated by reference into Parts II and IV of this Report.
     Portions of the annual proxy statement prepared for the 1994 annual meeting of stockholders are incorporated by reference into Part III of this Report.
     The exhibit index is located on page 52.

                                 PART I


ITEM I.  BUSINESS

     Farmers National Bancorp ("Bancorp"), located at 5 Church Circle, Annapolis, Maryland 21401, telephone (410) 263-2603, was incorporated under the laws of the State of Maryland on December 9, 1981. Bancorp is a multibank holding company registered under the Bank Holding Company Act of 1956 and owns all of the outstanding shares of capital stock of Farmers National Bank of Maryland ("FNB"), established in 1805, The Caroline County Bank ("CCB"), established in 1902, and Atlantic National Bank ("ANB"), established in 1973. Bancorp additionally owns all of the outstanding shares of capital stock of Farmers National Land Corporation ("FNLC"), formed in 1983; and Farmers National Mortgage Corporation ("FNMC"), formed in 1988.


BUSINESS OF FARMERS NATIONAL BANK (FNB)

GENERAL - FNB, established in 1805 as the Farmers Bank of Maryland, was chartered as a national bank in 1865 under the name Farmers National Bank of Annapolis. After the acquisition of the Millington Bank in 1976, the present name was adopted. FNB is a full service commercial bank offering a complete line of personal and commercial banking and trust services. The majority of FNB's business is in the retail or personal area, and includes checking accounts, passbook and statement savings accounts, money market deposit accounts, NOW accounts, certificates of deposit, cash management services, individual retirement accounts (IRAs), safe deposit facilities, travelers checks, certified checks, money orders, money wire transfers, 24 hour depository services, ATMs, and electronic banking services. FNB makes a variety of personal loans, including installment loans for automobiles, boats and other personal property, time loans, home improvement loans, home equity loans and residential mortgages. FNB extends personal lines of credit and offers check overdraft protection plans. FNB's commercial customers are primarily small businesses, including retail and wholesale merchants, manufacturers, builders, contractors, farmers, marine dealers and distributors, and state, county and local authorities. FNB accepts credit card deposits from merchants among its commercial customers and extends secured and unsecured lines of credit for short-term accounts receivable, inventory, working capital, floor plan and equipment financing. It also provides commercial mortgage loans, time notes and letters of credit.

BRANCHES - FNB maintains fifteen retail banking offices. Its main banking office is located in downtown Annapolis. Five branch offices also are located in Annapolis, seven other branch offices are located in Anne Arundel County and one branch office is located in each of Kent and Queen Anne's Counties.

EMPLOYEES - At December 31, 1993, Farmers National Bank had 56 officers and 236 other employees.

COMPETITION - FNB is subject to competition in all aspects of its commercial banking business. Other commercial banking institutions based in Maryland conduct business in the market areas served by FNB. Additionally, commercial banking institutions based in Washington, D.C. and other locations outside Maryland compete for loans and other banking business in the market area served by FNB. Savings and loan associations, insurance companies, mutual savings banks, small loan companies, credit unions, and other financial institutions also compete with FNB.

The table below presents information concerning deposits of FNB and other commercial banks operating in market areas served by FNB.


                                             COMMERCIAL
                         COMMERCIAL           BANKING           TOTAL
MARKET AREAS               BANKS              OFFICES         DEPOSITS
                                      (dollars in thousands)

Anne Arundel County (a):
  County Totals             22                  113         $4,426,041
  FNB Totals                 1                   13            488,369
  FNB Market Share                                               11.0%

Kent County (b):
  County Totals              4                    8           $310,112
  FNB Totals                 1                    1             18,439
  FNB Market Share                                                6.0%

Queen Anne's County (c):
  County Totals              7                   11           $311,278
  FNB Totals                 1                    1             15,028
  FNB Market Share                                                4.8%

_____________

(a) Anne Arundel County 1992 population - 438,511; Annapolis (County seat) 1992 population - 30,919
(b) Kent County 1992 population - 18,193; Millington 1992 population -
      588
(c) Queen Anne's County 1992 population - 35,251; Centreville 1992 population - 2,424

BUSINESS OF THE CAROLINE COUNTY BANK (CCB)

GENERAL - CCB is a commercial bank incorporated in 1902 under laws of the State of Maryland. The majority of CCB's business is also in the retail or personal area, and includes checking accounts, passbook savings accounts, NOW accounts, certificates of deposit, individual retirement accounts (IRAs), safe deposit facilities, travelers checks, certified checks, money orders, and ATMs. CCB makes a variety of personal loans, including residential mortgage loans, installment loans for automobiles, boats and other personal property, time loans, home improvement loans and personal lines of credit. CCB makes commercial loans consisting mainly of farm production loans, short-term working capital loans, business mortgages, and equipment financing.

BRANCHES - CCB operates one banking office which is located in Greensboro, Maryland.

EMPLOYEES - At December 31, 1993, The Caroline County Bank had 3 officers and 9 other employees.

COMPETITION - CCB is subject to competition in all aspects of its commercial banking business. Other commercial banking institutions based in Maryland conduct business in the market area served by CCB. Savings and loan associations, insurance companies, small loan companies, credit unions and other financial institutions also compete with CCB.

The table below presents information concerning the deposits of CCB and other commercial banks operating in the market area served by CCB.


     MARKET AREA:                            COMMERCIAL
      CAROLINE                COMMERCIAL      BANKING       TOTAL
       COUNTY                   BANKS         OFFICES      DEPOSITS
                                     (dollars in thousands)

  County Totals                   7             12         $217,343
  CCB Totals                      1              1           22,889
  CCB Market Share                                            10.5%

_____________

Caroline County 1992 population - 27,783;
Greensboro 1992 population - 1,596


BUSINESS OF ATLANTIC NATIONAL BANK (ANB)

GENERAL - ANB was established under a national bank charter in 1973. ANB is a full service commercial bank offering a complete line of personal and commercial services. The majority of ANB's business is in the commercial area. ANB's customers are primarily small businesses, including several hotels and motels, restaurants, amusement and real estate agencies. ANB accepts credit card deposits from merchants among its commercial customers and extends secured and unsecured lines of credit for short-term accounts receivable, inventory, working capital and equipment financing. ANB also provides commercial mortgage loans, time notes, and letters of credit. In the retail or personal area ANB's business includes checking accounts, passbook savings accounts, money market deposits, NOW accounts, certificates of deposit, individual retirement accounts (IRAs), safe deposit facilities, travelers checks, ATMs and 24 hour depository service. ANB makes a variety of personal loans, including installment loans for automobiles, boats and other personal property, time loans and both primary and secondary mortgage loans.

BRANCHES - ANB maintains four retail banking offices. Its main office is located in Ocean City. Two branch offices are located in Salisbury and one is located in Ocean Pines.

EMPLOYEES - At December 31, 1993, Atlantic National Bank had 12 officers and 22 other employees.

COMPETITION - ANB is subject to competition in all aspects of its commercial banking business. Other commercial banking institutions based in Maryland conduct business in the market area served by ANB. Additionally, other institutions located outside Maryland compete for loans and other banking business in the market area served by ANB. Savings and loan associations, insurance companies, mutual savings banks, small loan companies, credit unions, and other financial institutions also compete with ANB.

The table below presents information concerning deposits of ANB and other commercial banks operating in the market area served by ANB.

                                            COMMERCIAL
                              COMMERCIAL      BANKING       TOTAL
     MARKET AREA:               BANKS         OFFICES      DEPOSITS
                                     (dollars in thousands)
Wicomico County (a)
   County Totals                 11            37          $956,363
   ANB Totals                     1             2            19,623
   ANB Market Share                                            2.1%

Worcester County (b)
   County Total                   8            32          $608,326
   ANB Total                      1             2            26,967
   ANB Market Share                                            4.4%

______________

(a) Wicomico County 1992 population - 76,303;
    Salisbury 1992 population - 20,886
(b) Worcester County 1992 population - 35,904;
    Ocean City 1992 population - 5,439
    Ocean Pines 1990 population - 4,251

BUSINESS OF FARMERS NATIONAL LAND CORPORATION (FNLC)

FNLC is a wholly owned subsidiary of Bancorp, formed November 28, 1983, for the purpose of leasing property, land and premises to others within the holding company. FNLC currently leases or holds (for future expansion) property, land and premises to or for others within the holding company. In addition, FNLC leases property, land or premises to the general public if not currently needed by other members of the holding company, and holds certain real property acquired by deed in lieu of foreclosure in connection with a loan to a third party originally made by FNB.


BUSINESS OF FARMERS NATIONAL MORTGAGE CORPORATION  (FNMC)

FNMC is a wholly owned subsidiary of Bancorp, formed February 23, 1988. FNMC is a mortgage banking corporation formed for the purpose of originating, selling and servicing mortgage loans and to engage in any other activities incident to mortgage banking.

During 1989, due to the lack of mortgage loan generation, the company was put in an inactive status. All mortgages were sold and the mortgage banking office was closed.

SUPERVISION AND REGULATION

Bancorp, as a registered bank holding company, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Board") under the Bank Holding Company Act of 1956 (the "Act"), and is required to file with the Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may also examine Bancorp and each of its subsidiaries. The Act generally restricts all activities of all bank holding companies and their subsidiaries to banking, and the business of managing and controlling banks, and to other activities which are determined by the Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Act generally requires prior approval by the Board of the acquisition by Bancorp of more than five percent of the voting shares of any bank and limits the acquisition of shares of a bank located outside the state unless permitted by state law. With certain exceptions, the Act prohibits Bancorp from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company, unless the Board determines by order or regulation that the company's activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to, and certain other transactions with, the bank holding company and its nonbank affiliates.


In January 1989, the Board adopted risk-based capital guidelines applicable to bank holding companies, which were fully implemented at year end 1992. These guidelines categorize the components of capital into core capital (Tier 1) and supplementary capital (Tier 2). Total capital is the combination of both Tier 1 and Tier 2 capital. Tier 1 consists primarily of common equity less goodwill and Tier 2 consists of certain qualifying debt instruments and a qualifying portion of the allowance for loan losses. As of December 31, 1992 minimum capital ratios of 4% for Tier 1 capital and 8% for total capital were required. Bancorp's ratios of core (Tier 1) and total capital to risk weighted assets as of December 31, 1993 were 18.3%, and 19.5%, respectively, exceeding the minimums required at year-end 1992. In addition, the Board has established a minimum leverage capital ratio (core capital to total assets) of 3% to 5%. Bancorp's leverage capital ratio was 9.8% on December 31, 1993.


In 1989, The President of the United States signed into law the Financial Institutions Reform, Recovery and Enforcement Act of 1989. This legislation, among other things, expanded the scope of regulatory enforcement powers and increased deposit insurance premiums for banks. In 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") of 1991 was signed into law. This legislation, among other things, requires federal (or state) regulators to perform annual on-site examinations for all banks, establishes a Prompt Regulatory Action program based on five capital categories, amends the Federal Deposit Insurance Act to require uniform accounting standards for all financial institutions, and establishes new uniform disclosure requirements for interest rates and terms of deposits on savings instruments.
None of the implemented regulations have had a material effect on the financial condition of Bancorp and management does not believe that any of the scheduled regulations will have a material effect on the financial condition or operations of Bancorp.

Farmers National Bank and Atlantic National Bank are national banking associations subject to regulation and regular examination by the Office of the Comptroller of the Currency, in addition to regulation and examination by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (the "FDIC"). FNB and ANB are subject to provisions of Section 23A of the Federal Reserve Act that limit the amount of loans or extensions of credit to, investments in, and certain other transactions involving Bancorp and its affiliates.

The Caroline County Bank is a state bank subject to the banking laws of the State of Maryland and to regulation by the State Bank Commissioner of Maryland, who is required by statue to make at least one examination of CCB in each twelve month period. CCB is also subject to regulation and examination by the FDIC and to federal laws and regulations pertaining to federally insured banking institutions. CCB is subject to provisions of Section 23A of the Federal Reserve Act that limit the amount of loans or extensions of credit to, investments in, and certain other transactions involving Bancorp and its affiliates.

As nonbanking subsidiaries of Bancorp, Farmers National Land Corporation and Farmers National Mortgage Corporation are subject to examination by the Board and as Maryland corporations are subject to the laws of the state of Maryland. Also, as affiliates of FNB, ANB and CCB, FNLC and FNMC are subject to examination by the FDIC and subject to the provisions of Section 23A of the Federal Reserve Act that limit the amount of loans or extensions of credit to, investments in, and certain other transactions involving Bancorp and its affiliates.


EFFECTS OF GOVERNMENTAL MONETARY POLICIES

All commercial banking operations are affected by the policies of monetary authorities, including the Board of Governors of the Federal Reserve System, and these policies change from time to time. A function of the Federal Reserve System is to regulate the national supply of bank credit in order to achieve economic results deemed appropriate by its Board of Governors, including efforts to combat unemployment, recession, or inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits and they also affect interest rates charged on loans or paid on deposits.

The monetary policies of bank regulatory and other authorities have affected the operating results of banks in the past and are expected to continue to do so in the future. No prediction can be made on the effect governmental monetary policies will have on Bancorp, in view of changing conditions in the national economy, in the money markets, and in the relationships of international currencies, as well as the effect of legislation and of actions by monetary and fiscal authorities.

STATISTICAL INFORMATION

The following tables present statistical information relating to Bancorp and affiliates, on a consolidated basis in thousands of dollars. Interest income on tax-free loans and securities is presented on a fully taxable equivalent basis. This adjustment is made since income on loans to, and securities of states and political subdivisions is not subject to Federal income taxes.

                      AVERAGE BALANCE SHEET

      The following table presents the distribution of the average consolidated balance sheets for the years indicated:


                                                       1993              1992              1991
                                                       ----              ----              ----
Assets
   Interest earning assets:
      Loans                                    $    302,455       $   296,726      $    273,944
      Taxable investment securities                 252,853           238,495           158,321
      Non-taxable investment securities              63,341            48,103            33,224
      Federal funds sold and securities
         purchased under agreement
         to resell                                   25,790            34,678            93,310
      Interest-bearing deposits
         with banks                                   3,403             5,374             5,352
                                               ------------       -----------      ------------
            Total interest-earning assets           647,842           623,376           564,151
   Cash and due from banks                           29,599            25,454            21,086
   Other assets                                      23,052            20,276            18,565
   Less: allowance for loan losses                   (5,395)           (4,551)           (4,290)
                                               ------------       -----------      ------------
            Total assets                       $    695,098       $   664,555      $    599,512
                                               ============       ===========      ============

Liabilities and Stockholders' Equity
  Interest-bearing liabilities:
    Interest-bearing demand deposits           $    204,521       $   191,029      $    152,136
    Savings deposits                                150,055           121,728            95,426
    Time deposits                                   177,113           201,381           214,591
    Short-term borrowings                            13,537            15,347            12,114
    Long-term debt                                      152               196               237
                                               ------------       -----------      ------------
            Total interest-bearing
               liabilities:                         545,378           529,681           474,504
  Noninterest-bearing demand deposits                75,985            68,457            63,155
  Other liabilities                                   6,976             7,278             7,999
                                               ------------       -----------      ------------
            Total liabilities                       628,339           605,416           545,658
  Stockholders' equity                               66,759            59,139            53,854
                                               ------------       -----------      ------------
            Total liabilities and
               stockholders' equity            $    695,098       $   664,555      $    599,512
                                               ============       ===========      ============

NOTE:  1. Non-accrual loans are included in the average balances.
          Interest income on nonaccrual loans has not been included.

NET INTEREST EARNINGS

     The following table summarizes interest income and interest expense by major source and the ratio of net interest earned to average interest earning assets for the past three years.


                                          1993       1992       1991
                                          ----       ----       ----
Interest earned on:
   Loans                              $ 27,638   $ 28,600   $ 30,021
   Taxable investment securities        13,182     14,540     12,243
   Non-taxable investment securities     4,383      3,823      3,105
   Federal funds sold and securities
      purchased under agreement
      to resell                            767      1,228      5,319
   Interest-bearing deposits
      with banks                           139        339        421
                                      ---------  ---------  ---------
      Total interest earned             46,109     48,530     51,109
                                      ---------  ---------  ---------
Interest paid on:
   Interest-bearing demand deposits      5,304      6,671      7,502
   Savings deposits                      4,541      4,525      4,603
   Time deposits                         6,874     10,367     14,932
                                      ---------  ---------  ---------
      Total deposits                    16,719     21,563     27,037
   Short-term borrowings                   307        417        573
   Long-term debt                           14         18         21
                                      ---------  ---------  ---------
      Total interest paid               17,040     21,998     27,631
                                      ---------  ---------  ---------
      Net interest earned             $ 29,069   $ 26,532   $ 23,478
                                      =========  =========  =========

Average interest-earning assets       $647,842   $623,376   $564,151
                                      =========  =========  =========

Net yield on interest-earning assets       4.5%       4.3%       4.2%
                                      =========  =========  =========

NOTE: 1. The indicated income and annual rate are presented on a taxable-equivalent basis using the federal marginal rate of 34%.

      2. Loan fees included in interest income for 1993, 1992 and 1991 were $283,000, $290,000, and $362,000, respectively.

      3. Non-accrual loans are included in the average balances. Interest income on nonaccrual loans has not been included.

   AVERAGE RATES EARNED AND PAID


        The following table summarizes the average interest rates earned on a fully taxable equivalent basis and the average interest rates paid for the periods indicated.


                                                      1993       1992       1991
                                                      ----       ----       ----
   Average rates earned:
      Loans                                            9.1%       9.6%      11.0%
      Taxable investment securities                    5.2        6.1        7.7
      Non-taxable investment securities                6.9        7.9        9.3
      Federal funds sold and securities
         purchased under agreement to
         resell                                        3.0        3.5        5.7
      Interest-bearing deposits with banks             4.1        6.3        7.9

         Composite rate earned                         7.1%       7.8%       9.0%


   Average rates paid:
      Interest-bearing demand deposits                 2.6%       3.5%       4.9%
      Savings deposits                                 3.0        3.7        4.8
      Time deposits                                    3.9        5.1        7.0
      Short-term borrowings                            2.3        2.7        4.7
      Long-term debt                                   9.2        9.2        8.9

         Composite rate paid                           3.1%       4.2%       5.8%


         Net interest spread                           4.0%       3.6%       3.2%

   Net yield on average earning
      assets and net interest income                   4.5%       4.3%       4.2%


   NOTE: 1. The indicated income and annual rate are presented on a taxable-equivalent basis using the federal marginal rate of 34%.

          2. Loan fees included in interest income for 1993, 1992, and 1991 were $283,000, $290,000, and $362,000, respectively.

          3. Non-accrual loans are included in the average balances. Interest income on nonaccrual loans has not been included.

RATE/VOLUME ANALYSIS

     The following table presents changes in interest income and interest expense for the two years ended December 31, 1993. The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amount of change in each.

                                     1993 Over (Under) 1992
                                 ------------------------------
                                  Due to Variances in
                                 ------------------------------
                                    Rate     Volume      Total
                                 ------------------------------
Interest income from
    earning assets:
  Loans                          $(1,507)   $   545    $  (962)
  Taxable investment
    securities                    (2,197)       839     (1,358)
  Non-taxable investment
    securities                      (540)     1,100        560
  Federal funds sold and
    securities purchased under
    agreement to resell             (177)      (284)      (461)
  Interest-bearing
    deposits with banks              (98)      (102)      (200)
                                 --------   --------   --------
      Total interest income      $(4,519)   $ 2,098    $(2,421)
                                 --------   --------   --------
Interest expense on deposits
    and borrowed funds:
  Interest-bearing
    demand deposits              $(1,812)   $   445    $(1,367)
  Savings deposits                  (928)       944         16
  Time deposits                   (2,345)    (1,148)    (3,493)
  Short-term borrowings              (64)       (46)      (110)
  Long-term debt                      --         (4)        (4)
      Total interest             --------   --------   --------
        expense                  $(5,149)   $   191    $(4,958)
                                 --------   --------   --------

Net interest income              $   630    $ 1,907    $ 2,537
                                 ========   ========   ========

                                     1992 Over (Under) 1991
                                 ------------------------------
                                  Due to Variances in
                                 ------------------------------
                                    Rate     Volume      Total
                                 ------------------------------
Interest income from
    earning assets:
  Loans                          $(3,794)   $ 2,373    $(1,421)
  Taxable investment
    securities                    (2,977)     5,274      2,297
  Non-taxable investment
    securities                      (517)     1,235        718
  Federal funds sold and
    securities purchased under
    agreement to resell           (1,538)    (2,553)    (4,091)
  Interest-bearing
    deposits with banks              (84)         2        (82)
                                 --------   --------   --------
      Total interest income      $(8,910)   $ 6,331    $(2,579)
Interest expense on deposits     --------   --------   --------
    and borrowed funds:
  Interest-bearing
    demand deposits              $(2,488)   $ 1,657    $  (831)
  Savings deposits                (1,188)     1,110        (78)
  Time deposits                   (3,691)      (874)    (4,565)
  Short-term borrowings             (283)       127       (156)
  Long-term debt                      --         (3)        (3)
      Total interest             --------   --------   --------
        expense                  $(7,650)   $ 2,017    $(5,633)
                                 --------   --------   --------

Net interest income              $(1,260)   $ 4,314    $ 3,054
                                 ========   ========   ========

NOTE: 1. The indicated income and annual rate are presented on a taxable-equivalent basis using the federal marginal rate of 34%.

       2. Loans fees included in interest income for 1993, 1992, and 1991 were $283,000, $290,000, and $362,000, respectively.

       3. Non-accrual loans are included in the average balances.
          Interest income on nonaccrual loans has not been included.

INVESTMENT PORTFOLIO

     The following table shows the book value of investment securities held to maturity at the dates indicated.

                                               1993          1992        1991
                                               ----          ----        ----
U.S. Treasury and Government agencies     $  70,496    $  155,300    $148,392
States and political subdivisions            76,822        53,431      43,061
Corporate securities                         10,562        10,836      12,591
Mortgage-backed securities                   58,357        77,189      48,128
Equity securities                              --          10,169       5,704
                                          ---------    ----------    --------
                  Total                   $ 216,237    $  306,925    $257,876
                                          =========    ==========    ========

     The following table shows the book value of investment securities available for sale at the dates indicated.

                                               1993
                                               ----
U.S. Treasury and Government agencies     $  62,854
Mortgage-backed securities                   31,021
Equity securities                             6,760
                                          ---------
                  Total                   $ 100,635
                                          =========

     The amortized costs, gross unrealized gains and losses, and the fair values of investments held to maturity were as follows:

                                                         Gross       Gross
                                          Amortized   Unrealized   Unrealized    Fair
December 31, 1993                            Cost        Gains       Losses      Value
                                          ---------   ----------   ----------  ---------
U.S. Treasury and Government agencies     $  70,496   $      373    $     53   $  70,816
States and political subdivisions            76,822        1,070         172      77,720
Corporate securities                         10,562          128           3      10,687
Mortgage-backed securities                   58,357          315         116      58,556
                                          ---------   ----------    --------   ---------
                  Total                   $ 216,237   $    1,886    $    344   $ 217,779
                                          =========   ==========    ========   =========

                                                        Gross       Gross
                                          Amortized   Unrealized  Unrealized     Fair
December 31, 1992                           Cost        Gains       Losses       Value
                                          ---------   ----------  ----------   ---------
U.S. Treasury and Government agencies     $ 155,300   $    1,845   $    296    $ 156,849
States and political subdivisions            53,431          929        115       54,245
Corporate securities                         10,836          210         16       11,030
Mortgage-backed securities                   77,189          236        381       77,044
Equity securities                            10,169           30         25       10,174
                                          ---------   ----------   --------    ---------
                  Total                   $ 306,925   $    3,250   $    833    $ 309,342
                                          =========   ==========   ========    =========

     The amortized costs, gross unrealized holding gains and losses, and the fair values of investment securities available for sale were as follows:

                                                        Gross        Gross
                                                      Unrealized   Unrealized
                                          Amortized    Holding      Holding       Fair
December 31, 1993                           Cost        Gains        Losses       Value
- ------------------                        ---------   ----------   ----------   ---------
U.S. Treasury and Government agencies     $  62,854    $    168     $    160    $  62,862
Mortgage-backed securities                   31,021          71          141       30,951
Equity securities                             6,760          66          --         6,826
                                          ---------    --------     --------    ---------
                  Total                   $ 100,635    $    305     $    301    $ 100,639
                                          =========    ========     ========    =========

     The breakdown of Bancorp's total investment portfolio held to maturity December 31, 1993 by maturity and yield is shown in the table below. Estimated prepayment assumptions have been incorporated into the maturities for collateralized mortgage obligations based on historical trends.


                                                                                 Greater
                                             Under         1-5       5-10         Than      No Stated
Amount                                      1 Year        Years      Years       10 Yrs     Maturity     Total
                                            -------      -------    -------      -------    --------    -------
U.S. Treasury and Government agencies     $  55,548    $   14,948  $     --    $     --    $     --    $ 70,496
States and political subdivisions            13,052        39,520    24,250          --          --      76,822
Corporate securities                          8,040         2,522        --          --          --      10,562
Mortgage-backed securities                   41,617        13,838     2,902          --          --      58,357
                                          ----------   ----------- ---------   ----------  ----------  ---------
                  Total                   $ 118,257    $   70,828  $ 27,152    $     --    $     --    $216,237
                                          ==========   =========== =========   ==========  ==========  =========
                                                                                Greater
                                             Under         1-5        5-10        Than      No Stated
Weighted average yield                      1 Year        Years      Years       10 Yrs     Maturity     Total
                                            -------      -------    -------      -------     -------    -------
U.S. Treasury and Government agencies         5.17 %        4.20 %      -- %        --  %       --  %     4.96 %
States and political subdivisions             7.80          6.68      6.45          --          --        6.80
Corporate securities                          6.42          4.93        --          --          --        6.06
Mortgage-backed securities                    4.63          5.33      5.67          --          --        4.85
                                          ----------   -----------  --------    ---------   ---------   --------
                  Total                       5.36 %        5.83 %    6.37 %        --  %       --  %     5.64 %
                                          ==========   ===========  ========    =========   =========   ========

    The breakdown of Bancorp's total investment portfolio available for sale December 31, 1993 by maturity and yield is shown in the table below. Estimated prepayment assumptions have been incorporated into the maturities for collateralized mortgage obligations based on historical trends.

                                                                                 Greater
                                             Under         1-5        5-10        Than      No Stated
Amount                                      1 Year        Years      Years       10 Yrs     Maturity     Total
                                            -------      -------    -------      -------    ---------   -------
U.S. Treasury and Government agencies     $   2,008    $   51,017  $  9,837    $     --    $     --    $ 62,862
Mortgage-backed securities                    4,727        25,677       547          --          --      30,951
Equity securities                             --             --          --          --        6,826      6,826
                                          ----------   ----------- ---------   ----------  ----------  ---------
                  Total                   $   6,735    $   76,694  $ 10,384    $     --    $   6,826   $100,639
                                          ==========   =========== =========   ==========  ==========  =========

                                                                                 Greater
                                             Under         1-5        5-10        Than      No Stated
Weighted average yield                      1 Year        Years      Years       10 Yrs     Maturity     Total
                                            -------      -------    -------      -------    ---------   -------
U.S. Treasury and Government agencies          4.95 %        4.41 %    5.50 %        --  %       --  %     4.60 %
Mortgage-backed securities                     4.30          4.78      4.67          --          --        4.70
Equity securities                             --             --          --          --         2.97       2.97
                                          ----------   -----------  --------    ---------   ---------   --------
                  Total                        4.49 %        4.53 %    5.46 %        --  %      2.97 %     4.52 %
                                          ==========   ===========  ========    =========   =========   ========

NOTE: The weighted average yield has been computed on a taxable equivalent basis using the federal marginal rate of 34%.

     The amortized cost and fair value of debt securities held to maturity at December 31, 1993 and 1992, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             December 31, 1993        December 31, 1992
                                           ----------------------   ---------------------
                                           Amortized       Fair     Amortized     Fair
                                             Cost         Value       Cost        Value
                                            -------      -------    -------      -------
Due in one year or less                   $  76,640    $   77,281  $ 82,040    $  83,373
Due after one year through five years        56,990        57,537   128,457      129,474
Due after five years through ten years       24,250        24,405     9,070        9,277
                                          ---------    ----------  ---------   ----------
Subtotal                                    157,880       159,223   219,567      222,124
Mortgage-backed securities                   58,357        58,556    77,189       77,044
                                          ---------    ----------  ---------   ----------
Total debt securities                     $ 216,237    $  217,779  $296,756    $ 299,168
                                          =========    ==========  ========    =========

     The amortized cost and fair value of debt securities available for sale at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             December 31, 1993
                                           -----------------------
                                           Amortized       Fair
                                             Cost         Value
                                            -------      -------
Due in one year or less                   $   2,000    $    2,008
Due after one year through five years        51,071        51,017
Due after five years through ten years        9,783         9,837
                                          ---------    ----------
Subtotal                                     62,854        62,862
Mortgage-backed securities                   31,021        30,951
                                          ---------    ----------
Total debt securities                     $  93,875    $   93,813
                                          =========    ==========

     At December 31, 1993 and 1992, the carrying value of no single issurer exceeded ten percent of stockholders equity.

     At December 31, 1993 and 1992, securities held to maturity with a book value $29,713,000 and $48,625,000; and securities available for sale at December 31, 1993 with a book value of $3,250,000, respectively, were pledged as collateral for borrowings and certain government deposits as required by law.

     There were no sales of debt securities during 1993,1992 or 1991. Gains of $11,000 and $22,000 on debt securities were recognized in 1992 and 1991, respectively, as a result of premiums paid on called debt securities.

LOAN PORTFOLIO

     The following table categorizes loans at the dates indicated:

                                                 1993           1992        1991           1990           1989
                                                 ----           ----        ----           ----           ----
Commercial, financial and agricultural     $    35,859      $  40,153   $  42,400     $   52,611     $   52,601
Real estate - construction                      19,807         18,489      24,168         25,007         14,807
Real estate - other                            223,784        214,831     182,027        163,230        133,916
Consumer loans                                  25,546         26,753      31,175         34,115         30,024
                                           -----------      ---------   ---------      ---------    -----------
     Total loans, gross                        304,996        300,226     279,770        274,963        231,348
Less:  Unearned income                          (1,573)        (1,637)     (1,035)        (1,155)        (1,031)
     Allowance for loan losses                  (5,558)        (5,034)     (3,955)        (3,865)        (3,021)
                                           -----------      ---------   ---------      ---------    -----------
          Total loans, Net                 $   297,865      $ 293,555   $ 274,780     $  269,943     $  227,296
                                           ===========      =========   =========      =========    ===========


     The following table presents a maturity distribution of selected loans at December 31, 1993. Real estate mortgage loans and installment loans are excluded from this table.

                                                Under           1-5              Over
                                                1 Year         Years            5 Yrs        Total
                                                ------         -----            -----        -----
Commercial, financial and agricultural     $    24,297      $  10,044        $   1,518   $  35,859
Real estate - construction                      12,660          7,147               --      19,807
                                           -----------      ---------        ---------   ---------
          Total                            $    36,224      $  17,191        $   1,518   $  55,666
                                           ===========      =========        =========   =========

Loans maturing after one year:
  Predetermined interest rates             $    11,777          62.95%
  Floating interest rates                        6,932          32.05%
                                           -----------      ---------
          Total                            $    18,709         100.00%
                                           ===========      =========

The following table shows information concerning the aggregate amount of risk elements. Risk elements comprise (1) loans accounted for on a non-accrual basis; (2) loans contractually past due ninety days or more as to interest or principal payments [exclusive of loans in (1) above];
(3) loans which have been restructured because of deterioration in the financial position of the borrower including: (a) loans in which terms have been renegotiated to provide a reduction in stated interest rates;
(b) loans in which terms have been renegotiated to provide an extension of maturity at a favorable interest rate; (c) loans in which terms have been renegotiated to provide a reduction in the face amount of the debt; (d) loans in which terms have been renegotiated to provide a reduction in accrued interest [exclusive of loans in (1) or (2) above].

                        1993     1992     1991     1990     1989
                        ----     ----     ----     ----     ----
Nonaccrual Loans      $2,654   $3,176   $    -     $445   $  886
Loans contractually
 past due as to
 interest or
 principal               220      328    1,256      623      102
Loans classified as
 troubled debt
 restructured              -        -        -        -        -
                      ------   ------   ------   ------   ------
  Totals              $2,874   $3,504   $1,256   $1,068   $  988
                      ======   ======   ======   ======   ======


During 1993, the gross amount of interest income that would have been recorded at the original rate for nonaccrual loans was $359,000. The interest included in 1993 income for these loans was $160,000; therefore the impact on interest revenue was $199,000.

Loans, other than those secured by marketable collateral, or in the process of collection, are put on a nonaccrual status when principal or interest becomes ninety days delinquent. A loan may be put on a nonaccrual status sooner than this standard if, in management's judgement, that loan may be uncollectible. Placing a loan on nonaccrual is a determination that interest may not be collected in the current period and therefore should be reported as income only when collected. Until the loan becomes current as to principal and interest, and the borrower has demonstrated the ability to continue such payments, interest is included in income only to the extent received in cash.

As of the end of the most recent reported period, there is no concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans on page 28 of this report.

SUMMARY OF LOAN LOSS EXPERIENCE

The reserve for loan losses is the amount estimated to adequately cover future losses (charge offs) on loans outstanding and is established through charges to earnings by a provision for loan losses. The amount charged to earnings is based on several factors and includes growth and diversity of loan portfolio, historical loan loss experience, current and future economic conditions and the level of nonperforming and underperforming credits.

Loans are charged to the reserve when collection results would be inadequate to recover principal and interest. Subsequent recovery of a loan previously charged off is credited to the reserve.

A summary of the loan loss experience, changes in the reserve for loan losses and other related data is presented in the following table.

                                                   1993         1992         1991         1990         1989
                                                   ----         ----         ----         ----         ----
Average loans outstanding, net of
  unearned income                               $ 302,455    $ 296,726    $ 273,944    $ 253,220    $ 221,004
                                                ==========   ==========   ==========   ==========   ==========

Reserve balance at beginning of year            $   5,034    $   3,955    $   3,865    $   3,021    $   2,578
Loans charged off:
  Commercial, financial and agricultural              217          203        1,288          324          704
  Real estate - construction                           --           --           --           --           --
  Real estate - other                                 933        1,080           26          327           25
  Consumer loans                                      223          182          165          204           78
                                                ----------   ----------   ----------   ----------   ----------
          Total loans charged off:                  1,373        1,465        1,479          855          807
Recoveries of loans previosly charged off:      ----------   ----------   ----------   ----------   ----------
  Commercial, financial and agricultural               37           35           58            2           10
  Real estate - construction                           --           --           --           --           --
  Real estate - other                                  18            6           88           --           --
  Consumer loans                                       21           58           82           39           24
                                                ----------   ----------   ----------   ----------   ----------
          Total recoveries                             76           99          228           41           34
                                                ----------   ----------   ----------   ----------   ----------
Net loans charged off                               1,297        1,366        1,251          814          773

Provision charged to operating expenses             1,821        2,445        1,341        1,658        1,216
                                                ----------   ----------   ----------   ----------   ----------
Reserve balance at end of year                  $   5,558    $   5,034    $   3,955    $   3,865    $   3,021
                                                ==========   ==========   ==========   ==========   ==========
Ratio of net charge offs during year to
  average loans outstanding                          0.43%        0.46%        0.46%        0.32%        0.35%
                                                ==========   ==========   ==========   ==========   ==========

     Bancorp has allocated the Reserve for Loan Losses to the various categories of loans. This allocation does not limit the amount of the reserve available to absorb losses from any type of loan and should not be viewed as an indicator of the specific amount or specific loan categories in which future charge offs may ultimately occur. The table below presents this allocation along with the percentage of loan amounts in each category, at the dates indicated.

                                                   1993             1992             1991             1990             1989
                                              -------------    -------------    -------------    -------------    -------------
                                                     % of             % of             % of             % of             % of
                                              Resv.  loan      Resv.  loan      Resv.  loan      Resv.  loan      Resv.  loan
                                               Amt. to tot.     Amt. to tot.     Amt. to tot.     Amt. to tot.     Amt. to tot.
                                                     loans            loans            loans            loans            loans
                                               ---- -------     ---- -------     ---- -------     ---- -------     ---- -------
Reserve amount allocated
     Commercial, financial, and
          agricultural loans                 $   516   11.8    $  445   13.4    $1,275   15.2    $1,908   19.1    $1,500   22.7
     Real estate - construction                  421    6.5       115    6.2       273    8.6       168    9.1       300    6.4
     Real estate - other                       3,230   73.3     4,145   71.5       906   65.1       610   59.4       150   57.9
     Consumer loans                              281    8.4       296    8.9       274   11.1       273   12.4       421   13.0
     Unallocated                               1,110    --         33    --      1,227    --        906    --        650    --
                                             --------------   --------------   --------------   --------------   --------------
               Total                         $ 5,558  100.0    $5,034  100.0    $3,955  100.0    $3,865  100.0    $3,021  100.0
                                             ==============   ==============   ==============   ==============   ==============

DEPOSITS

The following table presents the classification of average deposits for the periods indicated:

                         1993               1992              1991
                     -------------      -------------     -------------
                     Average   Avg      Average   Avg     Average   Avg
                      Amount  Rate       Amount  Rate      Amount  Rate
                     -------------      -------------     -------------
Noninterest-
 bearing demand
 deposits           $ 75,985     -     $ 68,457     -    $ 63,155     -
Interest-bearing
 demand deposits     204,521   2.6%     191,029   3.5%    152,136   4.9%
Savings deposits     150,055   3.0%     121,728   3.7%     95,426   4.8%
Time deposits        177,113   3.9%     201,381   5.1%    214,591   7.0%
                    --------           --------          --------
Average deposits    $607,674           $582,595          $525,308
                    ========           ========          ========

     At December 31, 1993, the maturity distribution for time deposit issued in amounts of $100,000 or more was:


                              Certificates     Other Time
                               of Deposit       Deposits       Total
                              ------------     ----------     -------
Time remaining to maturity
   Less than 3 months            $12,605         $ 127        $12,732
   3 to 6 months                   3,343           279          3,622
   6 to 12 months                 10,247           224         10,471
   Over 12 months                  3,039           101          3,140
                                 -------         -----        -------
   Total                         $29,234         $ 731        $29,965
                                 =======         =====        =======

RETURN ON EQUITY AND ASSETS

The following table shows net income as a percent of average stockholders' equity and average total assets, as well as certain other ratios for the periods indicated.

                              1993             1992             1991
                              ----             ----             ----
Return on stockholders'
  equity:

  Average stockholders'
    equity                   $66,759         $59,139           $53,854

  Net income before
  accumulative effect of
  accounting change           $9,508          $7,794            $6,950

  Cumulative effect of
  accounting change          $ 1,431           -0-               -0-

  Net income after
  cumulative effect of
  accounting change          $10,939          $7,794           $6,950

  Return on average
  stockholders' equity
  on net income before
  cumulative effect of
  accounting change            14.2%           13.2%             12.9%

  Return on average
  stockholder's equity
  on net income after
  cumulative effect of
  accounting change            16.4%           13.2%             12.9%

Return on total assets:

  Average total assets      $695,099        $664,555          $599,512

    Return on average
    total assets on net
    income before
    cumulative effect of
    accounting change           1.4%            1.2%              1.2%

    Return on average
    total assets after
    cumulative effect of
    accounting change           1.6%            1.2%              1.2%

Average stockholders'
  equity as a percent
  of average total assets       9.6%            8.9%              9.0%

Dividend payout ratio:

  Total dividend declared     $2,834          $2,375            $2,186

    Percent of dividends
      declared on net income   25.9%           30.5%             31.5%

SHORT-TERM BORROWINGS

     Short-term borrowings, which consist primarily of securities sold under agreements to repurchase and the U.S. Treasury demand note were as follows:

                                 1993           1992            1991
                                 ----           ----            ----
Amount outstanding
  at year-end                 $17,329        $14,019         $17,333

Weighted average
  interest rate
  at year-end                    2.4%           2.2%            3.2%

Maximum amount
  outstanding at
  any month-end               $17,565        $17,474         $17,333

Average amount
  outstanding                 $13,537        $15,347         $12,114

Weighted average
  interest rate
  during the year                2.3%           2.7%            4.7%

ITEM 1(a).  EXECUTIVE OFFICERS OF BANCORP

The current executive officers of Bancorp, their ages and current offices or positions with Bancorp and their business experience during the past five years is set forth below. Information concerning an officer's service as a director of Bancorp includes service as a director of FNB prior to the formation of Bancorp and its acquisition of FNB on August 1, 1982.

   Name and Position                 Business Experience During
   with Bancorp              Age     the Past Five Years


   Charles L. Schelberg       68     Chairman of the Board since
   Chairman of the Board             1982; Director since 1965;
   Director                          President of FNB from 1971-1986

   John M. Suit,II            49     Elected President and Chief
   President and                     Executive Officer in August 1989;
   Chief Executive Officer           Executive Vice President and a
                                     Director of Annapolis Banking &
                                     Trust until 1989.

   Joseph B. Riddleberger     73     Vice President since 1983;
   Vice President                    Director of CCB and Executive
                                     Vice President of CCB
                                     (retired 1982).

   Louis A. Supanek           52     Vice President and Treasurer
   Vice President,                   since 1982; Executive Vice
   Treasurer                         President, Cashier and Chief
                                     Financial Officer of FNB since
                                     1990; Senior Vice President and
                                     Cashier of FNB 1982 - 1989.

   Frank T. Lowman, III       50     Vice President since 1992;
   Vice President                    Executive Vice President of FNB
                                     since 1990; Senior Vice President
                                     of FNB 1980 - 1989; Director of
                                     CCB since 1982.

   Norma K. Behlke            49     Secretary since 1984; Assistant
   Secretary                         Vice President of FNB since 1987.

ITEM 2. PROPERTIES

FNB owns the following properties:

   Main Office                  5 Church Circle, Annapolis, Maryland
   Parole Office                2015 West Street, Annapolis, Maryland
   Arnold Office                Arnold Road and Ritchie Highway, Anne
                                  Arundel County, Maryland
   Pasadena Office              3030 Mountain Road, Anne Arundel
                                  County, Maryland
   Millington Office            Millington, Kent County, Maryland
   Centreville Office           Centreville, Queen Anne's County,
                                  Maryland

The following properties are leased by FNB or owned subject to land lease:

   Eastport Office              Eastport Shopping Center, Annapolis,
                                  Maryland
   City Dock Office             91 Main Street, Annapolis, Maryland
   Hillsmere Office             101 Hillsmere Drive, Annapolis,
                                  Maryland
   Heritage Harbour             Compass Way, Annapolis, Maryland
   Severna Park Office          Severna Park Shopping Village, Anne
                                  Arundel County, Maryland
   Edgewater Office             Route 2 and Maryland Avenue, Anne
                                  Arundel County, Maryland
   Wayson's Corner Office       5401 Southern Maryland Boulevard,
                                  Anne Arundel County, Maryland
   Benfield Road Office         Benfield and Jumpers Hole Roads, Anne
                                  Arundel County, Maryland
   Central Avenue Office        52 West Central Avenue, Anne Arundel
                                  County, Maryland
   Operations-Data Center       McGuckian Street and Chinquapin Round
                                  Road, Annapolis, Maryland

CCB owns the following property:

   Main Office                  Sunset and Main Streets, Greensboro,
                                  Maryland
   Operations Center            Main Street, Greensboro, Maryland

ANB owns the following property:

   Ocean Pines Office           11111 Racetrack Road, Ocean Pines,
                                  Maryland
   Salisbury Office             528 Riverside Drive, Salisbury,
                                  Maryland

The following properties are leased by ANB or owned subject to land lease:

   Main Office                  4604 Coastal Highway, Ocean City,
                                  Maryland
   N. Salisbury Office          2400 N. Salisbury Blvd, Salisbury,
                                  Maryland

FNLC owns the following property:

   Commercial Building          McGukian Street and Chinquapin Round
                                  Road, Annapolis, Maryland

   Commercial Building and      23 West Street, Annapolis, Maryland
      Parking Lot

   Banking Office               4604 Coastal Highway, Ocean City,
                                  Maryland

   Commercial Building and      33-41 West Street, Annapolis,
      Parking Lot                 Maryland

   Commercial Parking Lot       George Avenue and Chinquapin Round
                                  Road, Annapolis, Maryland

   Commercial Building          203 N. Commerce Street, Centreville,
                                  Maryland

   Commercial Building and      104 Cathedral Street, Annapolis,
      Parking Lot                 Maryland

   Land (other real              Bywater Road, Annapolis, Maryland
     estate owned)

   Commercial Building          15 West Street, Annapolis, Maryland


The following properties are leased by FNLC or owned subject to land lease:

   Pad Site                     Ritchie Highway, Severna Park, Maryland

ITEM 3.  LEGAL PROCEEDINGS

Bancorp and its subsidiaries are at times, in the ordinary course of business, subject to legal actions. Management is of the opinion that losses, if any, resulting from such matters will not have a material adverse effect on Bancorp's consolidated financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The information set forth under the caption "Common Stock Price and Dividend History" on page 13 of the Annual Report to Stockholders, which contains information concerning the market price of Bancorp and its affiliates for the past two years and the dividend record with respect thereto for the past two years, is incorporated herein by reference. As of March 1, 1994, it was determined by a count of registered shareholders that there were approximately 1,400 holders of common stock.


ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" on page 3 of the Annual Report to Stockholders, which contains a summary of operations, per share data, return on equity and assets, dividend payout ratio and other data for the past five years, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations on pages 4 through 13 of the Annual Report to Stockholders, which contains information with respect to Bancorp's financial condition and results of operations (including liquidity, interest rate sensitivity and inflation, and capital resources), is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Bancorp and its subsidiaries, included in the Annual Report to Stockholders on pages 14 through 24 are incorporated herein by reference:

Independent Auditors' Report
Consolidated Balance Sheets - December 31, 1993 and 1992.
Consolidated Statements of Income - Years ended December 31, 1993,
1992, and 1991.
Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 1993, 1992, and 1991.
Consolidated Statements of Cash Flows - Years ended December 31, 1993, 1992, and 1991.
Notes to Consolidated Financial Statements - Years ended December 31, 1993, 1992, and 1991.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pages 1 through 4 of Bancorp's definitive Proxy Statement prepared for the 1994 annual meeting of stockholders, which contains information concerning the Directors of Bancorp, are incorporated herein by reference.

Information concerning the Executive Officers of Bancorp is included on page 38 in Part I of the report.


ITEM 11.  EXECUTIVE COMPENSATION

Except for information under the caption "Report of Personnel Committee of Farmers National on Executive Compensation" and the performance graph on page 11 of Bancorp's definitve proxy statement that is required by paragraphs (k)(l) of item 402, the information contained on pages 7 through 11 of Bancorp's definitive proxy statement prepared for the 1994 annual meeting of stockholders, which contains information concerning current remuneration of Bancorp's officers and directors and transactions with management, are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Pages 5 through 6 of Bancorp's definitive proxy statement prepared for the 1994 annual meeting of stockholders, which contains information concerning ownership of Bancorp equity securities, are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" appearing on page 11 of Bancorp's definitive proxy statement prepared for the 1994 annual meeting of stockholders, which contains information concerning transactions with directors and officers, is incorporated herein by reference.

The information set forth under the caption "Related Party
Transactions" on page 23 of the Annual Report to stockholders which contains information concerning indebtness of management is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS,FINANCIAL STATEMENT SCHEDULES,AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of the report:

1.   The following financial statements included in the Annual
Report, for the year ended December 31, 1993, at pages 14 through 24 thereof, are incorporated by reference in Item 8.

Independent Auditors' Report.
Consolidated Balance Sheets - December 31, 1993 and 1992.
Consolidated Statements of Income - Years ended December 31, 1993,
1992, and 1991.
Consolidated Statements of Change in Stockholders' Equity -
Years ended December 31, 1993, 1992, and 1991.
Consolidated Statements of Cash Flows - Years ended December 31, 1993, 1992, and 1991.
Notes to Consolidated Financial Statements - Years ended December 31, 1993, 1992, and 1991.

2. All schedules for which provision is made in the accounting regulation of the Commission are not applicable or are not required under the related instruction and have therefore been omitted.

3.   Exhibits required by Item 601 of Regulation S-K:

     Exhibit 3A - Charter of the Registrant, as amended, is incorporated by reference to Exhibit 3A of Form 10-K for the fiscal year ended December 31, 1993, of the Registrant.

     Exhibit 3B - By-Laws of the Registrant, as amended, is incorporated by reference to Exhibit 3B of Form 10-K for the fiscal year ended December 31, 1993, of the Registrant.

     Exhibit 10A - Farmers National bank of Maryland Executive Benefits Plan, as amended, is incorporated by reference to Exhibit 10A of Form 10-K for the fiscal year ended December 31, 1993, of the Registrant.

     Exhibit 10B - Executive Benefits Plan Participation Agreement (Charles L. Schelberg), as amended, is incorporated by reference to
Exhibit 10B of Form 10-K for the fiscal year ended December 31, 1993, of the Registrant.

     Exhibit 10C - Executive Benefit Plan Participation Agreement
(Louis A. Supanek), as amended, is incorporated by reference to Exhibit 10C of Form 10-K for the fiscal year ended December 31, 1993, of the Registrant.

     Exhibit 10D - Executive Benefit Plan Participation Agreement
(John M. Suit, II), is incorporated by reference to Exhibit 10D of Form 10-K for the fiscal year ended December 31, 1993, of the Registrant.

     Exhibit 10E - Executive Benefit Plan Participation Agreement
(Frank T. Lowman, III), as amended, is incorporated by reference to
Exhibit 10E of Form 10-K for the fiscal year ended December 31, 1993, of the Registrant.

     Exhibit 13 - 1993 Annual Report of the Registrant, filed herewith.

     Exhibit 22 - Subsidiaries of the Registrant, filed herewith.

     Exhibit 23 - Registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders is incorporated by reference.

     Exhibit 24 - Consent of Independent Certified Public Accountants, filed herewith.

     Exhibit 25 - Power of Attorney, filed herewith.

All other required Exhibits are not applicable to the Registrant.

     (b) Farmers National Bancorp filed no reports on Form 8-K during the last quarter ended December 31, 1993.

     (c) Exhibits - The Exhibits required by Item 601 of Regulation S-K are filed herewith or are incorporated by reference.

     (d) Financial Statement Schedules - All required Schedules are not applicable to the Registrant.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.


FARMERS NATIONAL BANCORP


\s\Charles L. Schelberg
___________________________________

Charles L. Schelberg
Chairman of the Board                                  March 8, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Principal Executive Officer


\s\John M. Suit, II
___________________________________

John M. Suit, II
President and
Chief Executive Officer                                March 8, 1994


Principal Financial Officer


\s\Louis A. Supanek
___________________________________

Louis A. Supanek
Vice President & Treasurer                             March 8, 1994


Principal Accounting Officer


\s\Louis A. Supanek
___________________________________

Louis A. Supanek
Vice President & Treasurer                             March 8, 1994

                               SIGNATURES


Majority of the Board of Directors

*  Charles L. Schelberg
*  John M. Suit, II
*  L. Tayloe Lewis, Jr.
*  Louis Hyatt
*  Alexander V. Sandusky
*  Raymond C. Shockley
*  Joseph S. Quimby
*  John B. Melvin
*  W. Robert Newnam
*  M. Virginai Meredith
*  Donald S. Taylor
*  Cary L. Meredith
*  William W. Simmons
*  James D. Edwards
*  W. Calvin Gray, Jr.


*Signed by the undersigned as attorney in fact for the persons indicated.


\s\Charles L. Schelberg
___________________________________

* Charles L. Schelberg

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR
             15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED
                           DECEMBER 31, 1993

                        FARMERS NATIONAL BANCORP

                             EXHIBIT INDEX


Exhibit 13  1993 Annual Report of the Registrant

Exhibit 22  Subsidiaries of the Registrant

Exhibit 24  Consent of Independent Certified Public Accountants

Exhibit 25  Power of Attorney