Form 10-Q
period 1994-03-31
FARMERS NATIONAL BANCORP /MD/
filed 1994-05-12
CIK 700850

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 1994

                         OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ........ to ..........

Commission File Number 2-76280


                        FARMERS NATIONAL BANCORP
         (Exact name of registrant as specified in its charter)

            Maryland                                     52-1241460
  (State or other jurisdiction of                   (I.R.S.  Employer
   incorporation or organization)                   Identification No.)


              5 Church Circle, Annapolis, Maryland   21401
                (Address of principal executive offices)
                               (Zip Code)

                             (410) 263-2603
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ...X...   NO......


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      Class                               Outstanding at April 30, 1994
Common stock, $1.00 par value                 2,699,056 shares

                             FARMERS NATIONAL BANCORP
                                  INDEX


PART I.  Financial Information                               Page Number

  ITEM I. Financial Statements

      Consolidated Balance Sheets
        March 31, 1994 and December 1993                           1

      Consolidated Statements of Income
        Three Months Ended March 31, 1994 and 1993                 2

      Consolidated Statements of Changes in
          Stockholders' Equity
        Three Months Ended March 31, 1994 and 1993                 4

      Consolidated Statements of Cash Flows
        Three Months Ended March 31, 1994 and 1993                 5


      Notes to Consolidated Financial Statements                   6


  ITEM 2.  Managements's Discussion and Analysis of
             Financial Condition and Results of Operations         7


PART II.  Other Information

  Items 1 Through 6(B)                                            10

  Signatures                                                      11

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                            FARMERS NATIONAL BANCORP
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousand)


                                                 March 31, 1994   Dec. 31, 1993
                                                 --------------   -------------
                                                  (unaudited)
Assets
Cash and due from banks                               $ 32,808       $  30,460
Interest bearing deposits with banks                     2,334           2,328
Federal funds sold                                      28,000          42,400
Investment securities
  Available for sale                                   128,951         100,639
  Held to maturity - fair value of
    $192,083 (1994) and $217,779 (1993)                193,304         216,237
                                                      ---------       ---------
    Total investment securities                        322,255         316,876
Loans                                                  304,450         303,423
Less: allowance for loan losses                         (5,594)         (5,558)
                                                      ---------       ---------
    Net loans                                          298,856         297,865
Premises and equipment, net                              9,189           9,182
Other real estate owned                                  2,100           2,100
Accrued income and other assets                         14,031          12,998
                                                      ---------       ---------
Total Assets                                          $709,573        $714,209
                                                      =========       =========
Liabilities
Noninterest bearing demand deposits                   $ 81,909        $ 84,680
Interest bearing demand deposits                       201,888         204,481
Savings deposits                                       166,135         162,175
Time deposits                                          167,705         168,621
                                                      ---------       ---------
    Total deposits                                     617,637         619,957
Federal funds purchased and securities sold
  under agreement to repurchase                         10,206          10,481
Liabilities for borrowed money                           3,166           6,976
Accrued expenses and other liabilities                   8,039           6,855
                                                      ---------       ---------
Total Liabilities                                      639,048         644,269
                                                      ---------       ---------
Stockholders' Equity
Common stock, par value $1 per share; shares
  authorized 10,000,000; shares issued 2,699,056         2,699           2,699
Surplus                                                 29,728          29,728
Retained earnings                                       38,098          37,513
                                                      ---------       ---------
Total Stockholders' Equity                              70,525          69,940
                                                      ---------       ---------
Total Liabilities and Stockholders' Equity            $709,573        $714,209
                                                      =========       =========
See accompanying notes.


                            FARMERS NATIONAL BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)


                                                   Three Months Ending March 31,
                                                         1994             1993
                                                        -------          -------
Interest Income
Interest and fees on loans                              $ 6,683          $ 6,955
Interest on deposits with banks                              35               67
Interest on federal funds sold                              245              144
Interest and dividends on investment securities:
  Taxable interest and dividend income                    2,823            3,502
  Tax-exempt interest and dividend income                   864              678
                                                        -------          -------
    Total interest and dividends on investment
      securities                                          3,687            4,180
                                                        -------          -------
    Total Interest Income                                10,650           11,346
                                                        -------          -------
Interest Expense
Interest on deposits:
  Time deposits of $100,000 or more                        271               304
  Other deposits                                         3,700             3,983
                                                        -------          -------
    Total interest on deposits                            3,971            4,287
Interest on Federal funds purchased and securities
  sold under agreement to repurchase                         58               60
Interest on borrowed money                                   31               27
                                                        -------          -------
    Total Interest Expense                                4,060            4,374
                                                        -------          -------
Net Interest Income                                       6,590            6,972

Provision for loan losses                                   224              393
                                                        -------          -------
Net Interest Income After Provision for Loan Losses       6,366            6,579
                                                        -------          -------
Noninterest Income
Trust income                                                173              147
Service charges on deposit accounts                         610              629
Other service charges and commissions                       107              109
Gains (losses) on investment securities                      30               --
Other income                                                225              222
                                                        -------          -------
    Total Noninterest Income                            $ 1,145          $ 1,107
                                                        -------          -------


                            FARMERS NATIONAL BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)
                                  (Continued)


                                                   Three Months Ending March 31,
                                                         1994             1993
                                                        -------          ------
Noninterest Expense
Salaries and employee benefits                          $ 2,437          $ 2,331
Net occupancy expense                                       298              268
Furniture and equipment expense                             412              360
FDIC Insurance Expense                                      345              337
Other expenses                                              926            1,015
                                                        -------          -------
    Total Noninterest Expense                             4,418            4,311
                                                        -------          -------
Income Before Income Taxes                                3,093            3,375
Income Taxes                                                791              940
                                                        -------          -------
Income before cumulative effect of
  Accounting Change                                       2,302            2,435
Cumulative effect of Accounting Change (1)                   --            1,431
                                                        -------          -------
Net Income                                              $ 2,302          $ 3,866
                                                        =======          =======


PER SHARE DATE

Income before cumulative effect of
  Accounting Change                                       $ .85            $ .90
Cumulative effect of Accounting Change (1)                   --              .53
                                                          -----            -----
Net Income                                                $ .85            $1.43
                                                          =====            =====

Dividends declared                                        $ .30            $ .25
                                                          =====            =====


(1) Benefit as of January 1, 1993 due to adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


See accompanying notes.

                            FARMERS NATIONAL BANCORP
                       CONSOLIDATED STATEMENT OF CHANGES
                             IN FINANCIAL POSITION
                       (unaudited, dollars in thousands)


                                                  Three Months Ending March 31,
                                                        1994            1993
                                                       -------         -------

Common Stock
Balance, beginning of period                           $ 2,699         $ 2,699
                                                       -------         -------
Balance, end of period                                 $ 2,699         $ 2,699
                                                       =======         =======


Surplus
Balance, beginning of period                           $29,728         $29,728
                                                       -------         -------
Balance, end of period                                 $29,728         $29,728
                                                       =======         =======


Retained Earnings
Balance, beginning of period                           $37,513         $29,406
Net Income                                               2,302           3,866
Cash dividends ($.30 per share in 1994,
   $.25 per share in 1993)                                (810)           (675)
Change in net unrealized holding gains (losses)
  on investment securities available for sale             (907)             --
                                                       -------         -------
Balance, end of period                                 $38,098         $32,597
                                                       =======         =======



See accompanying notes.


                            FARMERS NATIONAL BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       (unaudited, dollars in thousands)


                                                Three Months Ending March 31,
                                                   1994             1993
                                                ---------        ---------
Operating Activities
Net income                                      $  2,302         $  3,866
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Cummulative effect of accounting change             --           (1,431)
  Provision for loan losses                          224              393
  Depreciation and amortization                      374              327
  Decrease (increase) in accrued
    income and other assets                         (558)            (418)
  Increase (decrease) in accrued
    expenses and other liabilities                 1,184              437
  Other, net                                         439              517
                                                ---------        ---------
Net cash provided by operating activities          3,965            3,691
                                                ---------        ---------
Investing Activities
  Net decrease (increase) in interest
    bearing balances with banks                       (6)          (1,000)
  Maturities, sales and principal payments
    of investment securities                      55,554           35,183
  Funds invested in investment securities        (62,714)         (41,644)
  Net (increase) in loans                         (1,271)          (2,403)
  Expenditures for premises and equipment           (365)            (479)
                                                ---------        ---------
Net cash provided by (applied to)
    investing activities                          (8,802)         (10,343)
                                                ---------        ---------
Financing Activities
  Net increase (decrease) in deposits             (2,320)          (9,381)
  Net increase (decrease) in
    short-term borrowings                         (4,073)          (2,374)
  Repayments of long-term debt                       (12)             (11)
  Cash dividends paid                               (810)            (675)
                                                ---------         --------
Net cash provided by (applied to)
  financing activities                            (7,215)         (12,441)
                                                ---------         --------
Net increase (decrease) in cash and
  cash equivalents                               (12,052)         (19,093)
Cash and cash equivalents at
  beginning of period                             72,860           64,082
                                                ---------        ---------
Cash and cash equivalents at end of period      $ 60,808         $ 44,989
                                                =========        =========
Noncash Investing Activities
  Transfer from loans to OREO                   $     --         $     --
  Net unrealized holding gains (losses) on
    investment securities available for sale        (907)              --
                                                =========        =========


See accompanying notes

                                      -5-

                            FARMERS NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) in conformity with generally accepted accounting principles necessary to present fairly the financial position as of March 31, 1994, and December 31, 1993, and the results of operations and cash flows for the three month periods ended March 31, 1994 and 1993. Certain reclassifications have been made to amounts previously reported to conform with the classification made in 1994.


Note 2. Earning per share

     Earning per share are based on the 2,699,056 weighted average number of shares outstanding in both 1994 and 1993.

                 Item 2. Managememt's Discussion and Analysis of
                  Financial Condition and Results of Operations


Financial Condition

Total assets of Farmers National Bancorp ("Bancorp") were $710 million as of March 31, 1994, a 4.0 percent increase over the $682 million of March 31, 1993 and a 0.6 percent decrease from the $714 million of December 31, 1993.

The increased assets were primarily funded by deposit growth and retained earnings. Total deposits of $618 million represented a 3.3 percent increase over the $617 million of a year ago. During 1993, continued low interest rates created a shift of funds from certificates of deposit to savings accounts, enabling the consumer to maintain liquidity in anticipation of rising rates in 1994. As a result, certificates of deposits decreased $13 million during the past year while savings account balances increased $20 million. During the same period noninterest bearing deposits also increased $10 million.

Loan demand continued to remain weak in the first quarter. Therefore, new funds as well as maturing assets were placed in federal funds sold and short term investment securities. With the anticipation that interest rates would be rising in the near future, it is management's intent to maintain a positive interest rate sensitivity position.


Capital Resources

Total equity capital at March 31, 1994 was $70.5 million. This represents an increase of $5.5 million or 8.5 percent from the $65.0 million as of March 31, 1993, and a 0.8 percent increase over the December 31, 1993 total of $69.9 million. For the three months ending March 31, 1994, Bancorp did not enter into any transactions that required external financing. During this period, Bancorp's primary source of capital was retained earnings. Net increases through retained earnings after payment of dividends amounted to $1.5 million.

As of December 31, 1993, Bancorp affiliates adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities." This statement requires the identification and segregation of its investment portfolio into those securities it intends to hold to maturity and those securities which are available for sale. Investment securities held to maturity are carried at amortized cost while investment securities available for sale are carried at fair value. Net unrealized holdings gains and losses on securities available for sale are reported as a separate component of stockholders' equity, net of related income taxes. As a result, Bancorp recorded an unrealized loss on investment securities available for sale in the amount of $905 thousand net of related taxes.

A strong capital base provides for growth and expansion activities, gives stability to current operations and adds to the public confidence of the Company. Historically, appropriate regulatory agencies have determined the capital adequacy guidelines of financial institutions. There are two current measurements of adequate capital levels, leverage and risk-based.

An institutions leverage ratio is tier 1 capital divided by quarterly average assets. Minimum leverage guidelines are three percent, with up to an additional capital cushion of one to two percent. The tier 1 capital ratio is tier 1 capital divided by total risk-adjusted assets and the total capital ratio is tier 1 capital plus tier 2 capital divided by total risk-adjusted assets. Regulatory requirements for tier 1 capital is 4 percent and for total capital it is 8 percent. As indicated by the following table, all Bancorp's capital ratios continue to be well above minimum regulatory capital standards.


                          Regulatory     As of     As of      As of
                         Requirements   3/31/93   12/31/93   3/31/94

Leverage ratio           3.0% to 5.0%       9.4%     9.8%     10.0%
Tier 1 capital ratio         4.0%          17.9%    18.3%     18.8%
Total capital ratio          8.0%          19.1%    19.5%     20.1%




Results of Operations - Three months ending March 31

For the quarter ended March 31, 1994, Farmers National Bancorp had earnings of $2.3 million or $.85 per share. This is equal to the 4th quarter 1993 earnings and a 5.5 percent decrease from the comparable earnings of $2.4 million or $.90 per share recorded for the first quarter of 1993. However, a one time accounting change which represented the effect of implementing the Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes" was recorded during the first quarter of 1993, which added $1.4 million or $.53 per share to earnings. As a result, 1993 first quarter net income was $3.9 million or $1.43 per share.

The flattened earnings are due primarily to a decrease in the net interest margin arising from a continued decline in the yield on earning assets while interest expense paid on deposits has leveled. Interest income for the three months ended March 31, 1994 totaled $10.7 million, a decrease of $700 thousand or 6.1 percent from the amount earned during the same period in 1993. At the same time interest expense decreased $300 thousand or 7.2 percent. As a result, net interest income before the provision for possible loan losses totaled $6.6 million, a decrease of 5.5%.

The yield on average earning assets was 6.8 percent in 1994, a decrease of 70 basis points from the 1993 yield of 7.5 percent. The rate paid on interest bearing liabilities was 3.0 percent in 1994, a decrease of 30 basis points below the 3.3 percent paid in 1993. The resulting effect was a decrease of 40 basis points in the net interest spread and net yield on average earning assets.

In 1994 the provision for possible loan losses totaled $224 thousand, compared to $393 thousand in 1993. The decrease in the loan loss provision reflects the improved credit quality as well as the modest growth in the loan portfolio. Net charge-offs for the first quarter of 1994 totaled $188 thousand, a substantial decrease from the $364 thousand recorded in the first quarter of 1993. As of March 31, 1994 non-performing loans totaled $3.5 million compared with $3.0 million as of March 31, 1993. Management feels the 1.84 percent reserve for possible loan losses to total loans is adequate, based on current portfolio composition and quality.

Noninterest income in 1994 totaled $1.1 million, a modest increase of 3.4 percent over 1993. Trust department income and fees generated from the sale of mortgages in the secondary market contributed to the increase while charges and fees collected from deposit activities decreased slightly.

In 1994 noninterest expense totaled $4.4 million compared to $4.3 in 1993, an increase of 2.5 percent. The modest increase reflects management's continued emphasis on controlling costs. Salaries and employee benefits, which represent more than half the total grew 4.5 percent. The added expenses are attributable to merit increases and higher benefit costs. Full time equivalent employees were 304 and 301 at March 31, 1994 and 1993 respectively. Included in other expenses is the item of legal and consultant fees which decreased substantially in 1994. Other categories of expense recorded nominal increases generated by generally higher overhead costs and increased volumes. Annualized noninterest expense expressed as a percentage of average assets was 2.5 percent both years.

                      Part II - OTHER INFORMATION


Items 1 through 6(b).


     Management notes that no occurrences have taken place during the reporting period which require disclosure under any of the captioned headings.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FARMERS NATIONAL BANCORP


                                  \s\John M. Suit, II
Date: May 11, 1994                _____________________________________

                                  John M. Suit, II
                                  President and Chief Executive Officer


                                   \s\Louis A. Supanek
Date: May 11, 1994                 ____________________________________

                                   Louis A. Supanek
                                   Vice President and Treasurer