Form 10-Q
period 1994-06-30
FARMERS NATIONAL BANCORP /MD/
filed 1994-08-12
CIK 700850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 1994

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

YES ...X...   NO......


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

               CLASS                           OUTSTANDING AT JULY 31, 1994
               -----                           ----------- -- ---- --  ----
      Common stock, $1.00 par value                 2,699,056 shares

                            FARMERS NATIONAL BANCORP
                                      INDEX



PART I.  Financial Information                               Page Number

  ITEM I. Financial Statements

      Consolidated Balance Sheets
        June 30, 1994 and December 1993                            1

      Consolidated Statements of Income
        Six Months Ended June 30, 1994 and 1993                    2
        Three Months Ended June 30, 1994 and 1993                  4

      Consolidated Statements of Changes in
          Stockholders' Equity
        Six Months Ended June 30, 1994 and 1993                    6
        Three Months Ended June 30, 1994 and 1993                  7

      Consolidated Statements of Cash Flows
        Six Months Ended June 30, 1994 and 1993                    8
        Three Months Ended June 30, 1994 and 1993                  9

      Notes to Consolidated Financial Statements                  10


  ITEM 2.  Managements's Discussion and Analysis of
             Financial Condition and Results of Operations        11



PART II.  Other Information

  Items 1 Through 6(B)                                            14

  Signatures                                                      16

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            FARMERS NATIONAL BANCORP
                           CONSOLIDATED BALANCE SHEETS
                              (dollars in thousand)

                                                   June 30, 1994   Dec. 31, 1993
                                                  --------------   -------------
                                                    (unaudited)
Assets
Cash and due from banks                               $ 32,025       $  30,460
Interest bearing deposits with banks                     2,336           2,328
Federal funds sold                                      12,900          42,400
Investment securities
  Available for sale                                    44,535         100,639
  Held to maturity - fair value of
    $278,197 (1994) and $217,779 (1993)                282,319         216,237
                                                     ---------       ---------
    Total investment securities                        326,854         316,876
Loans                                                  316,133         303,423
Less: allowance for loan losses                         (5,710)         (5,558)
                                                     ---------       ---------
    Net loans                                          310,423         297,865
Premises and equipment, net                              9,123           9,182
Other real estate owned                                  2,170           2,100
Accrued income and other assets                         13,990          12,998
                                                     ---------       ---------
Total Assets                                          $709,821        $714,209
                                                     =========       =========
Liabilities
Noninterest bearing demand deposits                   $ 84,455        $ 84,680
Interest bearing demand deposits                       199,456         204,481
Savings deposits                                       168,810         162,175
Time deposits                                          165,075         168,621
                                                     ---------       ---------
    Total deposits                                     617,796         619,957
Federal funds purchased and securities sold
  under agreement to repurchase                          8,932          10,481
Liabilities for borrowed money                           4,631           6,976
Accrued expenses and other liabilities                   6,529           6,855
                                                     ---------       ---------
 Total Liabilities                                     637,888         644,269
                                                     ---------       ---------
Stockholders' Equity
Common stock, par value $1 per share; shares
  authorized 10,000,000; shares issued 2,699,056         2,699           2,699
Surplus                                                 29,728          29,728
Retained earnings                                       39,506          37,513
                                                     ---------       ---------
Total Stockholders' Equity                              71,933          69,940
                                                     ---------       ---------
Total Liabilities and Stockholders' Equity            $709,821        $714,209
                                                     =========       =========
See accompanying notes.


                            FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)


                                                      Six Months Ending June 30,
                                                         1994             1993
                                                        -------          -------
INTEREST INCOME
Interest and fees on loans                              $13,549          $13,814
Interest on deposits with banks                              70               70
Interest on federal funds sold                              471              322
Interest and dividends on investment securities:
  Taxable interest and dividend income                    5,788            6,949
  Tax-exempt interest and dividend income                 1,740            1,371
                                                        -------          -------
     Total interest and dividends on investment
      securities                                          7,528            8,320
                                                        -------          -------
    Total Interest Income                                21,618           22,526
                                                        -------          -------
INTEREST EXPENSE
Interest on deposits:
  Time deposits of $100,000 or more                         517              596
  Other deposits                                          7,521            7,864
                                                        -------          -------
    Total interest on deposits                            8,038            8,460
Interest on Federal funds purchased and securities
  sold under agreement to repurchase                        131              115
Interest on borrowed money                                   53               45
                                                        -------          -------
    Total Interest Expense                                8,222            8,620
                                                        -------          -------
Net Interest Income                                      13,396           13,906

PROVISION FOR LOAN LOSSES                                   396              871
                                                        -------          -------
Net Interest Income After Provision for Loan Losses      13,000           13,035
                                                        -------          -------
NONINTEREST INCOME
Trust income                                                311              222
Service charges on deposit accounts                       1,258            1,300
Other service charges and commissions                       248              235
Gains (losses) on investment securities                      29               --
Other income                                                457              454
                                                        -------          -------
    Total Noninterest Income                            $ 2,303          $ 2,211
                                                        -------          -------


                            FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)
                                   (Continued)


                                                      Six Months Ending June 30,
                                                         1994             1993
                                                        -------          -------
NONINTEREST EXPENSE
Salaries and employee benefits                          $ 4,896          $ 4,627
Net occupancy expense                                       578              531
Furniture and equipment expense                             813              693
FDIC Insurance Expense                                      689              674
Other expenses                                            1,854            1,976
                                                        -------          -------
    Total Noninterest Expense                             8,830            8,501
                                                        -------          -------
Income Before Income Taxes                                6,473            6,745
Income Taxes                                              1,686            1,883
                                                        -------          -------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                       4,787            4,862
Cumulative effect of Accounting Change (1)                   --            1,431
                                                        -------          -------
NET INCOME                                              $ 4,787          $ 6,293
                                                        =======          =======



PER SHARE DATA

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                     $1.77            $1.80
Cumulative effect of Accounting Change (1)                 --              .53
                                                        -----            -----
NET INCOME                                              $1.77            $2.33
                                                        =====            =====

DIVIDENDS DECLARED                                      $ .60            $ .50
                                                        =====            =====


(1) Benefit as of January 1, 1993 due to adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


See accompanying notes.

                            FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)


                                                    Three Months Ending June 30,
                                                         1994             1993
                                                        -------          -------
INTEREST INCOME
Interest and fees on loans                              $ 6,866          $ 6,859
Interest on deposits with banks                              35                3
Interest on federal funds sold                              226              178
Interest and dividends on investment securities:
  Taxable interest and dividend income                    2,965            3,447
  Tax-exempt interest and dividend income                   876              693
                                                        -------          -------
    Total interest and dividends on investment
      securities                                          3,841            4,140
                                                        -------          -------
    Total Interest Income                                10,968           11,180
                                                        -------          -------
INTEREST EXPENSE
Interest on deposits:
  Time deposits of $100,000 or more                         246              292
  Other deposits                                          3,821            3,881
                                                        -------          -------
    Total interest on deposits                            4,067            4,173
Interest on Federal funds purchased and securities
  sold under agreement to repurchase                         74               56
Interest on borrowed money                                   22               17
                                                        -------          -------
    Total Interest Expense                                4,163            4,246
                                                        -------          -------
Net Interest Income                                       6,805            6,934

PROVISION FOR LOAN LOSSES                                   172              478
                                                        -------          -------
Net Interest Income After Provision for Loan Losses       6,633            6,456
                                                        -------          -------
NONINTEREST INCOME
Trust income                                                138               75
Service charges on deposit accounts                         647              672
Other service charges and commissions                       142              126
Gains (losses) on investment securities                      --               --
Other income                                                231              232
                                                        -------          -------
    Total Noninterest Income                            $ 1,158          $ 1,105
                                                        -------          -------


                            FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)
                                   (Continued)


                                                    Three Months Ending June 30,
                                                        1994             1993
                                                       -------          -------
NONINTEREST EXPENSE
Salaries and employee benefits                          $ 2,459          $ 2,296
Net occupancy expense                                       279              263
Furniture and equipment expense                             402              333
FDIC Insurance Expense                                      345              337
Other expenses                                              927              962
                                                        -------          -------
    Total Noninterest Expense                             4,412            4,191
                                                        -------          -------
Income Before Income Taxes                                3,379            3,370
Income Taxes                                                894              943
                                                        -------          -------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                       2,485            2,427
Cumulative effect of Accounting Change (1)                   --               --
                                                        -------          -------
NET INCOME                                              $ 2,485          $ 2,427
                                                        =======          =======



PER SHARE DATA

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                       $ .92            $ .90
Cumulative effect of Accounting Change (1)                   --               --
                                                          -----            -----
NET INCOME                                                $ .92            $ .90
                                                          =====            =====

DIVIDENDS DECLARED                                        $ .30            $ .25
                                                          =====            =====



(1) Benefit as of January 1, 1993 due to adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


See accompanying notes.

                            FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENT OF CHANGES
                              IN FINANCIAL POSITION
                        (unaudited, dollars in thousands)



                                                     Six Months Ending June 30,
                                                        1994            1993
                                                       -------         -------
COMMON STOCK
Balance, beginning of period                           $ 2,699         $ 2,699
                                                       -------         -------
Balance, end of period                                 $ 2,699         $ 2,699
                                                       =======         =======


SURPLUS
Balance, beginning of period                           $29,728         $29,728
                                                       -------         -------
Balance, end of period                                 $29,728         $29,728
                                                       =======         =======


RETAINED EARNINGS
Balance, beginning of period                           $37,513         $29,406
Net Income                                               4,787           6,293
Cash dividends ($.60 per share in 1994,
   $.50 per share in 1993)                              (1,620)         (1,349)
Change in net unrealized holding
   gains (losses) on investment securities              (1,174)             --
                                                       -------         -------
Balance, end of period                                 $39,506         $34,350
                                                       =======         =======


See accompanying notes.

                            FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENT OF CHANGES
                              IN FINANCIAL POSITION
                        (unaudited, dollars in thousands)


                                                   Three Months Ending June 30,
                                                        1994            1993
                                                       -------         -------
COMMON STOCK
Balance, beginning of period                           $ 2,699         $ 2,699
                                                       -------         -------
Balance, end of period                                 $ 2,699         $ 2,699
                                                       =======         =======


SURPLUS
Balance, beginning of period                           $29,728         $29,728
                                                       -------         -------
Balance, end of period                                 $29,728         $29,728
                                                       =======         =======


RETAINED EARNINGS
Balance, beginning of period                           $38,098         $32,597
Net Income                                               2,485           2,427
Cash dividends ($.30 per share in 1994,
   $.25 per share in 1993)                                (810)           (674)
Change in net unrealized holding
   gains (losses) on investment securities                (267)             --
                                                       -------         -------
Balance, end of period                                 $39,506         $34,350
                                                       =======         =======


See accompanying notes.

                            FARMERS NATIONAL BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        (unaudited, dollars in thousands)


                                                     Six Months Ending June 30,
                                                       1994             1993
                                                      -------          -------
OPERATING ACTIVITIES
Net income                                            $  4,787         $  6,293
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Cumulative effect of accounting change                    --           (1,431)
  Provision for loan losses                                396              871
  Depreciation and amortization                            753              648
  Decrease (increase) in accrued
    income and other assets                               (358)            (171)
  Increase (decrease) in accrued
    expenses and other liabilities                        (326)            (480)
  Other, net                                               700            1,038
                                                      --------         --------
Net cash provided by operating activities                5,952            6,768
                                                      --------         --------
INVESTING ACTIVITIES
  Net decrease (increase) in interest
    bearing balances with banks                             (8)           1,997
  Maturities, sales and principal payments
    of investment securities                            87,993           69,464
  Funds invested in investment securities             (100,440)         (79,510)
  Net (increase) in loans                              (13,095)          (4,219)
  Expenditures for premises and equipment                 (662)          (1,099)
                                                      --------         --------
Net cash provided by (applied to)
    investing activities                               (26,212)         (13,367)
                                                      --------         --------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   (2,161)           7,904
  Net increase (decrease) in
    short-term borrowings                               (3,869)             841
  Repayments of long-term debt                             (25)             (23)
  Cash dividends paid                                   (1,620)          (1,349)
                                                      --------         --------
Net cash provided by (applied to)
  financing activities                                  (7,675)           7,373
                                                      --------         --------
Net increase (decrease) in cash and
  cash equivalents                                     (27,935)             774
Cash and cash equivalents at
  beginning of period                                   72,860           64,082
                                                      --------         --------
Cash and cash equivalents at end of period            $ 44,925         $ 64,856
                                                      ========         ========
NONCASH INVESTING ACTIVITIES
  Transfer from loans to
    other real estate owned                           $     70         $     --
  Net unrealized holding gains
    (losses) on investment securities                   (1,174)              --
                                                      ========         =========


See accompanying notes

                            FARMERS NATIONAL BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        (unaudited, dollars in thousands)


                                                    Three Months Ending June 30,
                                                       1994             1993
                                                      -------          -------
OPERATING ACTIVITIES
Net income                                            $  2,485         $  2,427
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Cumulative effect of accounting change                    --               --
  Provision for loan losses                                172              478
  Depreciation and amortization                            379              320
  Decrease (increase) in accrued
    income and other assets                                199              247
  Increase (decrease) in accrued
    expenses and other liabilities                      (1,510)            (917)
  Other, net                                               261              521
                                                     ---------        ---------
Net cash provided by operating activities                1,986            3,076
                                                     ---------        ---------
INVESTING ACTIVITIES
  Net decrease (increase) in interest
    bearing balances with banks                             (2)           2,998
  Maturities, sales and principal payments
    of investment securities                            32,440           34,281
  Funds invested in investment securities              (37,726)         (37,866)
  Net (increase) in loans                              (11,824)          (1,815)
  Expenditures for premises and equipment                 (297)            (621)
                                                     ---------        ---------
Net cash provided by (applied to)
    investing activities                               (17,409)          (3,023)
                                                     ---------        ---------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                      159           17,285
  Net increase (decrease) in
    short-term borrowings                                  204            3,215
  Repayments of long-term debt                             (13)             (12)
  Cash dividends paid                                     (810)            (674)
                                                     ---------         --------
Net cash provided by (applied to)
  financing activities                                    (460)          19,814
                                                     ---------         --------
Net increase (decrease) in cash and
  cash equivalents                                     (15,883)          19,867
Cash and cash equivalents at
  beginning of period                                   60,808           44,989
                                                     ---------        ---------
Cash and cash equivalents at end of period            $ 44,925         $ 64,856
                                                     =========        =========
NONCASH INVESTING ACTIVITIES
  Transfer from loans to
    other real estate owned                           $     70         $     --
  Net unrealized holding gains
    (losses) on investment securities                     (267)              --
                                                     =========        =========


See accompanying notes

                            FARMERS NATIONAL BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) in conformity with generally accepted accounting principles necessary to present fairly the financial position as of June 30, 1994, and December 31, 1993, and the results of operations and cash flows for the six and three month periods ended June 30, 1994 and 1993. Certain reclassifications have been made to amounts previously reported to conform with the classification made in 1994.


NOTE 2. EARNING PER SHARE

     Earning per share are based on the 2,699,056 weighted average number of shares outstanding in both 1994 and 1993.

NOTE 3. SUBSEQUENT EVENT

     On July 1, 1994, Farmers National Bancorp announced that it had entered into an Agreement and Plan of Reorganization with First Virginia Banks, Inc. pursuant to which First Virginia Banks, Inc. will acquire Bancorp by means of a merger in which Bancorp stockholders will receive 1.5 shares of First Virginia's common stock in exchange for each share of Bancorp stock, provided that, at the election of the holders, up to 30% of all outstanding Bancorp shares may be exchanged for cash at $58.53 per share. If First Virginia is advised by its independent accountants that it cannot otherwise qualify to treat the merger as a purchase for accounting purposes, then in addition to those Bancorp shares as to which stockholders elect to receive cash or exercise dissenters' rights under Maryland law to receive the appraised value of their shares in cash, an additional number of Bancorp shares shall be exchanged on a pro rata basis for cash at $58.53 per share so that the aggregate number of
(i) those shares exchanged for cash and (ii) those shares as to which dissenters' rights are exercised is equal to at least 10.1% of all outstanding shares of Bancorp stock.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Total assets of Farmers National Bancorp ("Bancorp") were $710 million as of June 30, 1994, a 0.9 percent increase over the $703 million of June 30, 1993, and a 0.6 percent decrease from the $714 million of December 31, 1993. The lack of asset growth in 1994 is the result of flat deposits and minimal loan demand. Total deposits were $618 million as of June 30, 1994, a slight increase of 0.5 percent over the $615 million a year ago and a decrease of 0.4 percent from year end 1993.

As the banking industry continues to experience an erosion of deposits to mutual funds and other nonbanking investments, Bancorp has continued to maintained it's deposit base. However, there has been a shift in deposit products. The slight decrease in interest bearing transaction accounts and significant decrease in certificates of deposits was offset by the increase in regular savings accounts as the consumer continues to deposit funds to accounts with liquidity and adequate yield in anticipation of rising interest rates during 1994.

To improve the yield on earning assets, the balance of federal funds was reduced and invested in short term government securities and the loan portfolio. While loan demand still remains light, Bancorp has experienced increased consumer activity during the second quarter. As a result, total loans outstanding equaled $316 million at June 30, 1994, an increase of 4.2 percent over December 31, 1993.

Nonperforming loans, which are loans nonaccruing or past due more than 90 days, increased slightly compared to a year ago, but still represent only 1.37 percent of outstanding loans as of June 30, 1994. High credit quality is reflected in the .08 percent ratio of net charge-offs to average loans outstanding for the six month period in 1994.


An interim regulatory policy revision on the classification of investment securities pursuant to Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FASB 115") enabled Bancorp to re-evaluate it's investment portfolio. Prior to the implementation of FASB 115, Bancorp had the ability and intent to hold its investment securities to maturity. Therefore, during the second quarter, a portion of the portfolio that had been classified as available for sale was reclassified as held to maturity.

Shareholder equity as of June 30, 1994 totaled $72 million, a 2.9 percent increase over the December 31, 1993 total of $70 million, and a 7.7 percent increase over the June 30, 1993 total of $67 million. Book value per share was $26.65, $25.91 and $24.74 respectively. During 1994, the source of increased equity was retained earnings which increased 8.4 percent. However, the recording of unrealized losses on investment securities pursuant to FASB 115 offset a portion of the increase.

As indicated by the following table, all Bancorp's capital ratios continue to be well above minimum regulatory capital standards.

                          Regulatory     As of     As of      As of
                         Requirements   6/30/94   12/31/93   6/30/93

Leverage ratio           3.0% to 5.0%     10.2%       9.8%      9.5%
Tier 1 capital ratio         4.0%         19.1%      18.3%     17.9%
Total capital ratio          8.0%         20.4%      19.5%     19.2%


On July 1, 1994, Farmers National Bancorp announced that it had entered into an Agreement and Plan of Reorganization with First Virginia Banks, Inc. See Item 5 for additional information.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30

For the six months ended June 30, 1994 Farmers National Bancorp had earnings of $4.8 million or $1.77 per share, a slight decrease from the comparative 1993 earnings of $4.9 million or $1.80 per share. However, a one time accounting change which represented the effect of implementing the Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes" was recorded during 1993, which added $1.4 million or $.53 per share to earnings. As a result, 1993 six month earnings were $6.3 million or $2.33 per share. The flat earnings are due primarily to a decrease in the net interest margin, offset by a reduced provision for loan losses and continued control of overhead expenses.

The yield on average earning assets was 6.92 percent in 1994, a decrease of 41 basis points from the 1993 yield of 7.33 percent. The rate paid on interest bearing liabilities was 3.03 percent in 1994, a decrease of 19 basis points below the 3.22 percent paid in 1993. As a result, the net interest spread of
3.89 percent was 22 basis points lower than in 1993. The decrease in the interest spread coupled with a lack of earning asset growth produced the 3.4 percent loss in net interest income.

In 1994 the provision for possible loan losses totaled $396 thousand, compared to $871 thousand in 1993. The decrease in the loan loss provision reflects the improved credit quality as well as the modest growth of the loan portfolio. Net charge-offs for the first half of 1994 totaled $243 thousand, a substantial decrease from the $534 thousand recorded for the comparable period in 1993. Management feels the 1.80 percent reserve for possible loan losses to total loans is adequate, based on current portfolio composition and quality.

Noninterest income in 1994 totaled $2.3 million, an increase of 4.2 percent over 1993. The entire increase was due to a 40.1 percent growth of trust revenue generated by an upward adjustment of fees, a greater volume of managed assets, and several estate settlements. The gain on investment securities was the profit from the cash payment of an equity stock exchange.

Noninterest expense increased 3.9 percent reflecting management's continued emphasis on controlling overhead costs. Salaries and employee benefits, which represent more than half the total, grew 5.8 percent. The added expenses are attributable to merit increases, higher benefit costs, and increased consumer loan staff. The cost of new teller equipment is reflected in the increased furniture and equipment increase of 17.3 percent. Included in other expenses is the item of legal and consultant fees which decreased substantially in 1994. Annualized noninterest expense expressed as a percentage of average assets was
2.5 percent both years. The efficiency ratio, which is noninterest expense divided by net operating revenue, was 56.3 percent, and compares very favorably with our peers.



RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30

Net operating income for the second quarter of 1994 was $2.5 million, an 8.0 percent increase over the first quarter total of $2.3 million, and a 2.4 percent increase compared to the same period in 1993. On a per share basis earnings totaled $.92, $.85, and $.90 respectively.

 For the second quarter of 1994 net interest income was $6.8 million compared to $6.9 million in 1993, a decrease of 1.9 percent. The decrease is due to a continued decline in the yield on earning assets while interest expense paid on deposits has leveled. The net interest spread for the second quarter of 1994 was
3.93 percent compared to 4.06 percent during the same period in 1993, and a slight improvement over the 3.84 percent of the first quarter of 1994. The quarterly rise in 1994 is the result of several federal reserve interest rate increases during the second quarter which raised the prime rate from 6.00 to
7.25 percent.

The 64.0 percent reduction in the loan loss provision in the second quarter of 1994 compared to 1993 is the result of a substantial decrease in net charge offs and an improvement in the quality and composition of the loan portfolio. As a result, net interest income after the loan loss provision totaled $6.6 million for the three months ended June 30, 1994, an increase of 2.7 percent over the comparable period in 1993.

Noninterest income continued to increase moderately during the second quarter, with the primary growth generated by higher trust department revenues. Service charges and fees collected from deposit account activities decreased slightly during the comparable periods due to the consumer maintaining higher account balances, thereby reducing charges.

During the second quarter of 1994, noninterest expense increased 5.3 percent over the same period in 1993. Salaries and employee benefit costs experienced the largest dollar increase due to increased medical and retirement costs and the addition of staff to expand the consumer loan business. The 20.7 percent increase in furniture and fixture expense was the result of the installation of new teller equipment and branch technology to more efficiently serve customers. Most other expense categories increased slightly, consistent with increased volumes and inflation.
                                      -13-

                           PART II - OTHER INFORMATION


Items 1 through 6(b).


     Management notes that no occurrences have taken place during the reporting period which require disclosure under any of the captioned headings except as noted below.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of Farmers National Bancorp was held on April 26, 1994. The following directors were nominated and elected as Class II directors:

     Directors                 Number of Shares         Number of Shares
                                  Voted FOR            AUTHORITY WITHHELD

     John B. Melvin              2,138,288                  26,393
     Charles L. Schelberg        2,138,225                  26,456
     Donald S. Taylor            2,134,260                  30,421
     William W. Simmons          2,138,288                  26,393
     Louis Hyatt                 2,137,288                  27,393

Directors whose term in office continued after the Annual Meeting are:
M. Virginia Meredith, Joseph S. Quimby, W. Calvin Gray, Jr., John M. Suit, II, Alexander V. Sandusky, Raymond C. Shockley, Jesse L. Adams, Cary L. Meredith, Jr., L. Tayloe Lewis, Jr., Edward B. Lauer, James D. Edwards and W. Robert Newnam.

In addition, at the Annual Meeting the stockholders ratified the selection of Stegman & Company as independent public accountants for Bancorp for 1994 by an affirmative vote of 2,047,690; shares voted against ratification were 23,611 and shares abstained were 73,748.

     Item 5.  OTHER INFORMATION

     On July 1, 1994, Farmers National Bancorp announced that it had entered into an Agreement and Plan of Reorganization with First Virginia Banks, Inc. pursuant to which First Virginia Banks, Inc. will acquire Bancorp by means of a merger in which Bancorp stockholders will receive 1.5 shares of First Virginia's common stock in exchange for each share of Bancorp stock, provided that, at the election of the holders, up to 30% of all outstanding Bancorp shares may be exchanged for cash at $58.53 per share. If First Virginia is advised by its independent accountants that it cannot otherwise qualify to treat the merger as a purchase for accounting purposes, then in addition to those Bancorp shares as to which stockholders elect to receive cash or exercise dissenters' rights under Maryland law to receive the appraised value of their shares in cash, an additional number of Bancorp shares shall be exchanged on a pro rata basis for cash at $58.53 per share so that the aggregate number of
(i) those shares exchanged for cash and (ii) those shares as to which dissenters' rights are exercised is equal to at least 10.1% of all outstanding shares of Bancorp stock. Attached to this Quarterly Report on Form 10-Q as
Exhibit 2 is a copy of the Agreement and Plan of Reorganization between Bancorp and First Virginia.

     On July 7, 1994, Bancorp filed a Current Report on Form 8-K disclosing the execution of the Agreement and Plan of Reorganization.

     The merger of Bancorp and First Virginia contemplated by the Agreement and Plan of Reorganization is subject to various conditions set forth in the Agreement and Plan of Reorganization, including approval of the merger by Bancorp's stockholders and state and federal regulatory authorities. Another such condition was the satisfactory completion of an audit of Bancorp and its subsidiaries by First Virginia to confirm that Bancorp's consolidated stockholders' equity was not less than $68.5 million as of June 30, 1994.
By letter dated July 27, 1994, First Virginia advised Bancorp that the audit has been completed and this condition satisfied. Certain other conditions to consummation of the merger remain outstanding.

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits                               Description
     --------                               -----------

       (2)              Agreement and Plan of Reorganization dated July 1, 1994

     Reports on Form 8-K
     -------------------

          Current Report on Form 8-K of Farmers National Bancorp dated July 7, 1994 is hereby incorporated by reference.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FARMERS NATIONAL BANCORP






                                       /s/ JOHN M. SUIT, II
Date: August 9, 1994                   -----------------------------------------
                                       John M. Suit, II
                                       President and Chief Executive Officer





                                       /s/ LOUIS A. SUPANEK
Date: August 9, 1994                   -----------------------------------------
                                       Louis A. Supanek
                                       Vice President and Treasurer

                                EXHIBIT INDEX


Exhibit No.                 Description of Exhibit                  Page
- - ------- ---                 ----------------------                  ----
    2             Agreement and Plan of Reorganization dated         18
                  July 1, 1994

                                                                       EXHIBIT 2







                      AGREEMENT AND PLAN OF REORGANIZATION

                                     between

                           FIRST VIRGINIA BANKS, INC.

                                       and

                            FARMERS NATIONAL BANCORP







                                  July 1, 1994

                                      INDEX

                                                                            Page
                                                                            ----

                                   ARTICLE 1.

                                   THE MERGER

1.1  The Merger. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
1.2  Effective Date and Closing Date . . . . . . . . . . . . . . . . . . . .   3
1.3  Dissenting Bancorp Stockholders . . . . . . . . . . . . . . . . . . . .   3
1.4  Employee Benefits . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
1.5  Participation Agreements. . . . . . . . . . . . . . . . . . . . . . . .   5
1.6  Employment Agreement. . . . . . . . . . . . . . . . . . . . . . . . . .   7
1.7  Board Member. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
1.8  Employment of First Virginia Officer. . . . . . . . . . . . . . . . . .   7
1.9  Bank Conversions. . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
1.10 Continued Existence of Farmers. . . . . . . . . . . . . . . . . . . . .   8
1.11 Directors of Banks. . . . . . . . . . . . . . . . . . . . . . . . . . .   8
1.12 Director Compensation . . . . . . . . . . . . . . . . . . . . . . . . .   8
1.13 Treatment of Employees. . . . . . . . . . . . . . . . . . . . . . . . .   8
1.14 Certain Definitions . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                   ARTICLE II.

                         EVENTS PRECEDING EFFECTIVENESS

2.   Events. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                  ARTICLE III.

                         REPRESENTATIONS AND WARRANTIES

3.1  Representations and Warranties of Bancorp . . . . . . . . . . . . . . .  10
     (a)  Organization and Authority . . . . . . . . . . . . . . . . . . . .  11
     (b)  Capital Structure. . . . . . . . . . . . . . . . . . . . . . . . .  11
     (c)  Corporate Authority. . . . . . . . . . . . . . . . . . . . . . . .  11
     (d)  Subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     (e)  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  12
     (f)  Absence of Undisclosed Liabilities . . . . . . . . . . . . . . . .  12
     (g)  No Material Adverse Changes. . . . . . . . . . . . . . . . . . . .  13
     (h)  Tax Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
     (i)  Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
     (j)  Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
     (k)  Contracts and Commitments. . . . . . . . . . . . . . . . . . . . .  14
     (l)  Accuracy of Information Supplied . . . . . . . . . . . . . . . . .  15
     (m)  Bancorp and its Subsidiaries' Employee Benefit Plans . . . . . . .  16
     (n)  Defined Benefit and Deferred Contribution Plans. . . . . . . . . .  16
     (o)  Environmental Matters. . . . . . . . . . . . . . . . . . . . . . .  17

     (p)  Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . .  18
     (q)  Compliance with Laws . . . . . . . . . . . . . . . . . . . . . . .  18
     (r)  Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
     (s)  Applicable Takeover Laws . . . . . . . . . . . . . . . . . . . . .  19
     (t)  Charter Provisions . . . . . . . . . . . . . . . . . . . . . . . .  19

3.2  Representations and Warranties of First Virginia. . . . . . . . . . . .  20
     (a)  Organization, Standing and Power . . . . . . . . . . . . . . . . .  20
     (b)  Capital Structure. . . . . . . . . . . . . . . . . . . . . . . . .  20
     (c)  Authority. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
     (d)  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  21
     (e)  No Material Adverse Change . . . . . . . . . . . . . . . . . . . .  21
     (f)  Accuracy of Information Supplied . . . . . . . . . . . . . . . . .  21
     (g)  First Virginia Common Stock to be Issued . . . . . . . . . . . . .  22
     (h)  Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
     (i)  Tax Representations. . . . . . . . . . . . . . . . . . . . . . . .  22

                                   ARTICLE IV.

                 CONDUCT OF BUSINESS PRIOR TO THE EFFECTIVE DATE

4.1  Conduct of the Business of Bancorp and its Subsidiaries' Prior
     to the Effective Date . . . . . . . . . . . . . . . . . . . . . . . . .  22
4.2  Forbearances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
4.3  No Solicitation . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
4.4  Compliance with Tax-Free Provisions . . . . . . . . . . . . . . . . . .  24
4.5  Access and Information. . . . . . . . . . . . . . . . . . . . . . . . .  24
4.6  Confidentiality . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
4.7  Consents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
4.8  Meeting of Bancorp Stockholders . . . . . . . . . . . . . . . . . . . .  26
4.9  Affiliates of Bancorp . . . . . . . . . . . . . . . . . . . . . . . . .  26
4.10 Insurance Applications. . . . . . . . . . . . . . . . . . . . . . . . .  26
4.11 Bank Conversion . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
4.12 Applications to the Maryland Bank Commissioner. . . . . . . . . . . . .  26
4.13 Federal Reserve Applications. . . . . . . . . . . . . . . . . . . . . .  26
4.14 Changes Requested by First Virginia . . . . . . . . . . . . . . . . . .  26

                                   ARTICLE V.

                           COVENANTS OF FIRST VIRGINIA

5.1  Issuance of Stock and Payment of Cash . . . . . . . . . . . . . . . . .  27
5.2  Stock Adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
5.3  Preparation of Registration Statement . . . . . . . . . . . . . . . . .  28
5.4  Applications to the Maryland Bank Commissioner. . . . . . . . . . . . .  28
5.5  Application to the Bureau of Financial Institutions . . . . . . . . . .  28
5.6  Federal Reserve Applications. . . . . . . . . . . . . . . . . . . . . .  28
5.7  Indemnification . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
5.8  Directors' and Officers' Liability Insurance. . . . . . . . . . . . . .  29
5.9  Effect of Future Transactions . . . . . . . . . . . . . . . . . . . . .  29
5.10 Executive Employment Agreements . . . . . . . . . . . . . . . . . . . .  30

                                   ARTICLE VI.

         CONDITIONS PRECEDENT TO FIRST VIRGINIA'S OBLIGATIONS HEREUNDER

6.1  Representations, Warranties . . . . . . . . . . . . . . . . . . . . . .  30
6.2  No Adverse Changes. . . . . . . . . . . . . . . . . . . . . . . . . . .  30
6.3  Audit of Bancorp and its Subsidiaries . . . . . . . . . . . . . . . . .  31
6.4  Legal Opinion . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
6.5  Events Preceding the Effective Date . . . . . . . . . . . . . . . . . .  31
6.6. No Adverse Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .  31

                                  ARTICLE VII.

             CONDITIONS PRECEDENT TO BANCORP'S OBLIGATIONS HEREUNDER

7.1  Representations, Warranties and Covenants . . . . . . . . . . . . . . .  31
7.2  Events Preceding the Effective Date . . . . . . . . . . . . . . . . . .  32
7.3  No Adverse Proceedings or Events. . . . . . . . . . . . . . . . . . . .  32
7.4  No Adverse Changes. . . . . . . . . . . . . . . . . . . . . . . . . . .  32
7.5. Legal Opinion . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
7.6. Tax Opinion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
7.7. Fairness Opinion. . . . . . . . . . . . . . . . . . . . . . . . . . . .  32

                                  ARTICLE VIII.

          TAX OPINION AND RESTRICTIONS CONCERNING THE RESALE OF FIRST
                 VIRGINIA COMMON STOCK BY AFFILIATES OF BANCORP

8.1  Tax Opinion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
8.2  Restrictions on Affiliates. . . . . . . . . . . . . . . . . . . . . . .  33

                                   ARTICLE IX.

             TERMINATION, AMENDMENT AND SURVIVAL OF REPRESENTATIONS

9.1  Amendment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
9.2  Termination . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
9.3  Survival of Representations and Covenants . . . . . . . . . . . . . . .  36
9.4  Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
9.5  Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
9.6  Entire Agreement in Effect. . . . . . . . . . . . . . . . . . . . . . .  37
9.7  General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
9.8  Governing Law . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

                      AGREEMENT AND PLAN OF REORGANIZATION


     THIS AGREEMENT AND PLAN OF REORGANIZATION (the "Agreement") dated this 1st day of July, 1994 by and between FIRST VIRGINIA BANKS, INC. ("First Virginia"), a Virginia corporation with its main office at 6400 Arlington Boulevard, Falls Church, Virginia 22042-2336 and FARMERS NATIONAL BANCORP ("Bancorp"), a Maryland corporation and a registered bank holding company, with its main office at 5 Church Circle, Annapolis, Maryland 21401 (First Virginia and Bancorp each being referred to herein as a "Party" and collectively referred to herein as "Parties").


                               W I T N E S E T H:


     WHEREAS, the Boards of Directors of First Virginia and Bancorp deem it advisable and in the best interests of the Parties and their stockholders that Bancorp be acquired by First Virginia through a merger (the "Merger") of Bancorp with and into First Virginia pursuant to a Plan of Merger in the form attached hereto as Exhibit A (the "Plan of Merger"); and

     WHEREAS, the Parties desire to provide for certain undertakings, conditions, warranties, representations and covenants in connection with the transactions contemplated hereby.

          NOW, THEREFORE, in consideration of the premises and of the mutual covenants, agreements, representations and warranties herein contained, the Parties agree as follows:


                                   ARTICLE 1.

                                   THE MERGER

     1.1 THE MERGER. Upon performance of all covenants and obligations of the Parties contained in this Agreement and upon the terms and conditions contained herein, on the Effective Date of the Merger, Bancorp shall be merged with and into First Virginia, pursuant to the Plan of Merger, the terms of which are incorporated herein by reference to the same extent as if fully set forth herein. The Plan of Merger provides for the terms of the Merger, the mode of carrying the same into effect and the basis and manner of converting the outstanding shares of Bancorp Common Stock, $1.00 par value per share (the "Bancorp Common Stock") into shares of First Virginia Common Stock, $1.00 par value per share (the "First Virginia Common Stock"). As a result of the Merger, each share of Bancorp Common Stock outstanding on the Effective Date (other than "Dissenting Shares" as hereinafter defined) will be converted into

1.5 shares of First Virginia Common Stock, proportionately adjusted for any stock split, stock dividends or other similar capital adjustments between the date of this Agreement and the Effective Date. No fractional shares of First Virginia Common Stock shall be issued to Bancorp stockholders. In lieu thereof, each Bancorp stockholder shall receive upon surrender of his Bancorp Common Stock an amount in cash equal to the amount of any fractional share he would otherwise be entitled to receive multiplied by the average of the closing prices per share of First Virginia Common Stock as reported by THE WALL STREET JOURNAL under the heading "New York Stock Exchange--Composite Transactions" or any comparable heading then in use, for each of the last ten trading days ending on the tenth trading day prior to the Effective Date of the Merger.

     Holders of shares of Bancorp Common Stock will be given the option of exchanging their shares for $58.53 per share in cash, provided that the number of shares that may be exchanged for cash, when added to Dissenting Shares (as defined in Section 1.3), shall not exceed 30% of the shares of Bancorp Common Stock outstanding immediately prior to the Effective Date. The cash election must be made at the time Bancorp stockholders vote on the Merger and once such vote has been taken, cash elections shall be irrevocable. If the aggregate of
(i) shares for which a cash election is made and (ii) Dissenting Shares exceed 30% of the shares of Bancorp Common Stock outstanding immediately prior to the Effective Date of the Merger, First Virginia first will pay cash for shares submitted for cash exchange by each holder of 100 or fewer shares of Bancorp Common Stock (if such holder has submitted all his shares for cash exchange) and then will pay cash for shares submitted for cash pro rata. Shares not exchanged for cash after proration will be exchanged for First Virginia Common Stock at the exchange ratio provided above. If (i) the aggregate of (A) shares as to which a cash election is made and (B) Dissenting Shares is less than 10.1% of the total number of shares of Bancorp Common Stock outstanding immediately prior to the Effective Date of the Merger and (ii) First Virginia is advised by its independent accountants that it cannot otherwise qualify to treat the Merger as a purchase for accounting purposes after First Virginia has used all reasonable efforts to qualify for such purchase accounting treatment by repurchasing outstanding shares of First Virginia Common Stock, then First Virginia will pay to Bancorp stockholders, other than for Dissenting Shares and shares for which a cash election is made, a pro rata cash payment equal in an aggregate amount to the difference between (i) the amount of cash that would have been paid if there were no Dissenting Shares and holders of 10.1% of the total number of shares of Bancorp Common Stock outstanding immediately prior to the Effective Date of the Merger had elected cash at $58.53 per share in exchange for that percentage of shares of Bancorp Common Stock and (ii) the aggregate amount of cash paid to Bancorp stockholders electing cash and holders of Dissenting Shares (for purposes of this calculation only, holders of

Dissenting Shares shall be assumed to be entitled to receive $58.53 cash per Dissenting Share). The pro rata cash payment payable to each Bancorp stockholder (other than for Dissenting Shares and shares for which a cash election is made) as provided in the immediately preceding sentence shall be in exchange for that number of shares of Bancorp Common Stock held by such stockholder immediately prior to the Effective Date equal to the amount of such cash payment divided by $58.53, and the remaining shares of Bancorp Common Stock held by such Stockholder immediately prior to the Effective Date will be converted into shares of First Virginia Common Stock at the exchange ratio and upon the terms and conditions provided above.

     Stockholders who elect to exchange some or all of their shares of Bancorp Common Stock for cash must submit to Bancorp certificates for the shares being exchanged for cash at or prior to the meeting of Bancorp stockholders referred to in Paragraph 4.8. If the Merger is approved by Bancorp stockholders at this meeting, a stockholder's election to receive cash is irrevocable and Bancorp will retain certificates for shares submitted for cash purchase until either (i) termination of this Agreement, upon which Bancorp will return such certificates or (ii) the Effective Date of the Merger when the exchange agent will exchange such certificates for cash to the extent required by this Agreement and the Plan of Merger.

     1.2 EFFECTIVE DATE AND CLOSING DATE. The Effective Date of the Merger shall be the date specified in the Articles of Merger filed with both the Maryland State Department of Assessments and Taxation pursuant to the Maryland General Corporation Law and the Articles of Merger filed with the Virginia State Corporation Commission pursuant to the Virginia Stock Corporation Act. The Closing Date shall be the date when all documents, including officers' certificates, legal opinions, shareholder resolutions and agreements shall be exchanged between the parties hereto. The Closing Date shall be a date mutually agreed to by First Virginia and Bancorp but in any case shall be on or after the date of Bancorp's Special Meeting of Stockholders called to consider the Merger.

     1.3 DISSENTING BANCORP STOCKHOLDERS. Stockholders of Bancorp shall have the rights provided in Section 3-202 ET SEQ. of the Corporations and Associations Article of the Annotated Code of Maryland. Notwithstanding anything in this Agreement to the contrary, shares of Bancorp Common Stock which are issued and outstanding immediately prior to the Effective Date of the Merger and which are held by a stockholder who has exercised in accordance with applicable law the right (to the extent such right is available by law) to demand and receive payment of the fair value of his shares of Bancorp Common Stock ("Dissenting Shares" and the holders of Dissenting Shares being "Dissenting Stockholders") pursuant to Maryland law shall not be converted into or be exchangeable for the right to receive the consideration provided in Section 1.1 of this Agreement, unless and until such holder shall fail to perfect his right to receive payment of such fair value or shall have effectively withdrawn or lost such right. If such holder shall have so failed to perfect his right to receive payment of such fair value or shall have effectively withdrawn or lost such right, each of his shares of Bancorp Common Stock shall thereupon be deemed to have been converted into, at the Effective Date of the Merger, the right to receive shares of First Virginia Common Stock together with any required pro rata cash payment (if applicable) as provided in Paragraph 1.1. Prior to the Effective Date, Bancorp shall comply with all notice and other provisions of the above-mentioned sections of the Maryland Code and shall keep First Virginia fully advised thereof and shall give First Virginia prompt notice of any demands received from Dissenting Stockholders and the opportunity to participate in all negotiations and proceedings with respect to any such demands. Bancorp shall not, except with the prior written consent of First Virginia, voluntarily make any payment with respect to or settle any such demands for payment.

     1.4 EMPLOYEE BENEFITS. Employees of Bancorp and its subsidiaries (each subsidiary of Bancorp is hereinafter referred to as "Subsidiary" or collectively as the "Subsidiaries") will be eligible to participate in all of First Virginia's employee benefit programs, provided they meet the eligibility requirements of those programs. Except for First Virginia's Post Retirement Medical Program, service with Bancorp and its Subsidiaries shall be considered service with First Virginia for purposes of eligibility, vesting and benefits under all these programs except as otherwise provided in paragraphs (a) and (b) below.

          (a) Bancorp currently has a pension plan known as The Farmers National Bank of Maryland Pension Plan (the "Farmers' Pension Plan"). With the mutual agreement of Bancorp and First Virginia, the Farmers' Pension Plan will either be terminated or merged into First Virginia's Pension Trust Plan. If it is terminated, participants in that plan would receive (either at retirement or otherwise in accordance with the provisions of that plan) all of their pension benefits which are vested and accrued in the plan as of the termination date and Farmers' Pension Plan participants, as well as other employees of Bancorp and its Subsidiaries, would be credited for years of employment with Bancorp and the Subsidiaries prior to the Effective Date of the Merger solely for purposes of determining eligibility and vesting under First Virginia's Pension Trust Plan, but not for purposes of determining accrued benefits. If the Farmers' Pension Plan is merged into First Virginia's Pension Trust Plan, then Farmers' Pension Plan participants would receive credit under First Virginia's Pension Trust Plan for their prior service with Farmers, not only for purposes of determining eligibility and vesting, but also for determining accrued benefits, provided that First Virginia, in its sole discretion, determines that the Farmers'

Pension Plan is adequately funded to support the level of benefits for prior service under the merged plan.

          (b) With respect to the Farmers National Bank of Maryland Profit Sharing Plan (the "Farmers' Plan"), a contribution shall be determined under that plan's terms and made to that plan for each full calendar year before the Effective Date and the portion of the calendar year in which the Merger occurs that precedes the Effective Date of the Merger. With the mutual agreement of Bancorp and First Virginia, the Farmers' Plan will either be terminated or merged into First Virginia's Employees Thrift Plan (the "Thrift Plan"). With respect to the Thrift Plan, for purposes of determining eligibility and vesting under the Thrift Plan, employees of Bancorp and its Subsidiaries will be credited with years of employment with Bancorp and its Subsidiaries prior to the Effective Date of the Merger.

          (c) With respect to First Virginia's Nonqualified Profit Sharing Plan, all employees of Bancorp and its Subsidiaries as of the Effective Date of the Merger shall be able to participate in that plan and participate in the benefits for the plan year in which the merger is completed (which participation in the year of Merger will be pro-rated based on the period of time during that year that employees of Bancorp and its Subsidiaries are covered by that plan).

          (d) Any sick or vacation leave that has been accrued by an employee of Bancorp and its Subsidiaries as of the Effective Date shall not be disturbed, and the number of days of paid vacation which an employee at Bancorp and its Subsidiaries has accrued as of the Effective Date shall not be adversely affected by the Merger during that year.

     1.5 PARTICIPATION AGREEMENTS. First Virginia will observe and perform, or cause to be observed and performed the terms and conditions of the Participation Agreements issued under the "Farmers National Bank of Maryland Executive Benefits Plan" (the "FNB Plan") to John M. Suit, II, Louis A. Supanek, Frank T. Lowman, III and Ross J. Selby as the FNB Plan is amended and in effect on the date of this Agreement, provided, however, that the FNB Plan will be further amended on or prior to the Effective Date, by written instrument reasonably satisfactory in form and content to the Parties, to provide that (a) any benefits these officers receive from the First Virginia Pension Trust Plan (in addition to the benefits they receive from Social Security and from participation in the Farmers' Pension Plan) will reduce on a dollar for dollar basis the benefits they receive from their Participation Agreements at retirement, (b) their benefits will become fully vested under the FNB Plan (i) if there is a change of control of First Virginia (as hereinafter defined) or
(ii) upon discharge as to each of them who is discharged other than for cause (as hereinafter defined) on or after the Effective Date, and (c) after the Effective Date, no amendment to or termination of the FNB Plan may be made without the written consent of each holder of a Participation Agreement whose rights would be affected in any respect by the amendment or termination. First Virginia will observe and perform, or cause to be observed and performed, the terms and conditions of the Participation Agreements with Charles L. Schelberg and Glenwood L. Gish, as amended and in effect on the date of this Agreement and, subsequent to the Effective Date, will continue paying retirement benefits to those persons pursuant to those Agreements. First Virginia also will observe and perform, or cause to be observed and performed the terms and conditions of the Participation Agreement dated July 1, 1986, as amended by a Release dated June 19, 1989, with Thomas G. Moore. First Virginia will guarantee the payment of all benefits due and payable after the Effective Date under the Participation Agreements with Messrs. Suit, Supanek, Lowman, Selby, Schelberg, Gish and Moore pursuant to the terms of an irrevocable and unconditional written guaranty of payment, reasonably satisfactory in form and content to Bancorp, to be executed and delivered by First Virginia on the Closing Date. The First Virginia Trust Agreement covering the Nonqualified Deferred Compensation Programs with Chemical Bank (rabbi trust) shall be amended on or prior to the Effective Date, by written instrument reasonably satisfactory in form and content to Bancorp, to provide that the liabilities under the FNB Plan and the Participation Agreements shall be funded out of the assets of that trust and all insurance policies owned by Farmers National Bank of Maryland or Bancorp and insuring the life of any participants in the FNB Plan shall be transferred, assigned and contributed to that trust for the purpose of funding the FNB Plan and the Participation Agreements. As used in this Paragraph 1.5, (x) a change in control of First Virginia shall occur when (i) any person, together with all other persons controlling, controlled by, or under common control with that person, acquires the right to vote or control the voting of 20% of the shares of stock having the power to vote for the election of directors of First Virginia, (ii) First Virginia consolidates with or mergers into any person and shall not be the continuing or surviving corporation of such consolidation or merger, (iii) First Virginia permits any person, other than Bancorp, to merge into or consolidate with First Virginia and First Virginia shall be the continuing or surviving corporation but, in connection with such merger or consolidation, the then outstanding shares of First Virginia Common Stock shall be changed into or exchanged for stock or other securities of First Virginia or any other person or cash or any other property or the outstanding shares of First Virginia Common Stock immediately prior to such merger or consolidation shall after such merger or consolidation represent less than 50% of the outstanding shares and share equivalents of the merged or consolidated entity, or (iv) First Virginia sells or otherwise transfers all or substantially all of its assets to any person; and
(y) an employee is discharged other than for cause if (i) his discharge was for other than (A) fraud or gross misconduct, (B) continuous and substantial violation of a rule, regulation or policy of First Virginia after written notice from First Virginia, (C) gross negligence, or (D) continuous and substantial failure of the employee to perform his duties after written notice from First Virginia or (ii) the employee resigns from his employment because (A) he is demoted in position, authority or status from his position with Farmers National Bank of Maryland on the date of this Agreement, (B) his duties and responsibilities change significantly from those at the date of this Agreement, (C) the location of his place of employment is changed from Annapolis, Maryland or the Washington/ Baltimore metropolitan area or (D) his duties are changed to require a significantly greater amount of travel than the travel required in the performance of his duties prior to the date of this Agreement or (iii) his salary is reduced below his salary in effect on the date of this Agreement.

     1.6 EMPLOYMENT AGREEMENT. On the Effective Date First Virginia will enter into an employment agreement between First Virginia and John M. Suit, II, under which Mr. Suit will agree to be employed by Farmers National Bank of Maryland ("Farmers") as President and Chief Executive Officer for three years following the Effective Date of the Merger.

     1.7 BOARD MEMBER. Following the Effective Date of the Merger, First Virginia will amend its Bylaws to add an additional director to its Board of Directors and the Nominating Committee of the First Virginia Board of Directors will recommend for nomination and election to the Board a Bancorp director designated by Bancorp.

     1.8 EMPLOYMENT OF FIRST VIRGINIA OFFICER. Following the Effective Date, Farmers will employ an officer to be designated by First Virginia to work as a member of Farmers' senior management to assist in the development of Farmers' consumer loan activities and assist in the implementation of First Virginia policies, procedures, marketing programs, etc.

     1.9 BANK CONVERSIONS. On or before the Effective Date of the Merger and subject to approval of the appropriate regulatory authorities, Bancorp will convert Farmers and Atlantic National Bank ("Atlantic") from national banks to state chartered, Federal Reserve member banks pursuant to Maryland law and the regulations of the Comptroller of the Currency and the Federal Reserve Board. Bancorp shall file the Plans of Conversion and the proposed Articles of Incorporation with the Maryland Bank Commissioner. The new Articles of Incorporation of Farmers shall include the new name "Farmers Bank of Maryland" or "The Farmers Bank of Maryland", subject to regulatory approval. On or before the Effective Date of the Merger, Bancorp agrees to make Caroline County Bank ("Caroline") a Federal Reserve member bank. Farmers, Atlantic and Caroline are sometimes referred to in this Agreement collectively as the "Banks" and individually as a "Bank."

     1.10 CONTINUED EXISTENCE OF FARMERS. First Virginia will maintain Farmers as a wholly owned subsidiary bank named "The Farmers Bank of Maryland" or "Farmers Bank of Maryland" until at least December 31, 1998.

     1.11 DIRECTORS OF BANKS. During the 24 month period after the Effective Date, First Virginia will take all requisite action to elect as members of the boards of directors of each of the Banks those persons serving as directors of each of the Banks immediately prior to the Effective Date except for those persons (1) who vote against the Merger at Bancorp's Special Meeting of Stockholders called to consider the Merger or (2) who are seventy-two years old as of the Effective Date. From and after the Effective Date, First Virginia will not permit Farmers to adopt a mandatory retirement age of less than 75 years for continued service on Farmers' Board of Directors by the person serving as Chairman of the Board immediately prior to the Effective Date.

     1.12 DIRECTOR COMPENSATION. During the 24 month period after the Effective Date, First Virginia will cause the members of the boards of directors of each of the Banks to be paid compensation for their service as directors in amounts
(i) in the case of Atlantic and Caroline, total compensation to each director for each calendar year not less than $5,000, and (ii) in the case of Farmers, compensation to each director for each calendar year not less than a $5,000 annual retainer plus $200 for each board of directors meeting (to be held monthly) and committee meeting attended.

     1.13 TREATMENT OF EMPLOYEES. After the Effective Date, First Virginia will, and will cause each of the Banks and its other subsidiaries to, use its best efforts to minimize terminations of the employees of Bancorp and its Subsidiaries and provide for their continued employment with First Virginia's organization, and give priority to displaced employees of Bancorp and its Subsidiaries equal to that given to employees of First Virginia and its present subsidiaries in filling positions within First Virginia and its subsidiaries for a period of 60 days after notification of job elimination, or until termination of employment, whichever is later, so long as: (i) performance requirements are met, (ii) the job elimination is related to the Merger, and (iii) the job elimination notification is given or the job elimination occurs within one year after the Effective Date. In the case of any employee of Bancorp or its Subsidiaries who has been employed by Bancorp or any of its Subsidiaries for a period of ten years or more as of the Effective Date and who is discharged without cause within one year after the Effective Date, First Virginia will pay to each such employee severance pay in an amount equal to four weeks pay at the rate of compensation in effect for such employee on the date of discharge. Notwithstanding anything contained herein to the contrary, the Parties hereto do not intend that any third party shall have, nor shall any third party be deemed to have, any right to enforce the provisions of this Paragraph 1.13 or assert any claim in connection with this Paragraph 1.13.

     1.14 CERTAIN DEFINITIONS. As used in this Agreement, the following terms shall have the meanings set forth below:

     (a) "material" means material to Bancorp or First Virginia (as the case may be) and its respective subsidiaries, taken as a whole, and determined in light of the facts and circumstances of the matter in question; provided, that any specific monetary amount stated in this Agreement with respect to materiality shall determine materiality in that instance.

     (b) "Material Adverse Effect," with respect to a person, means an event, change or occurrence which, individually or in the aggregate, (i) is reasonably likely to result in a reduction in the consolidated stockholders' equity of such person and its subsidiaries, taken as a whole, by the amount equal to or greater than five percent (5%) of the consolidated stockholders' equity of such person and its subsidiaries, taken as a whole, as reflected in the consolidated balance sheet of such person as of June 30, 1994, or (ii) which has a material adverse impact on the ability of such person to consummate the Merger contemplated by this Agreement, provided that in determining whether a Material Adverse Effect has occurred under either (i) or (ii), the adverse impact of changes in laws or regulations or accounting rules of general applicability or interpretations thereof shall not be included and any decreases in capital under Financial Accounting Standards No. 115 attributable to general increases in interest rates or other effects attributable to interest rate fluctuations also will not be included.

     (c) "person" includes an individual, corporation, partnership, limited liability company, association, trust or unincorporated organization.

     (d) "to the knowledge of" or "to the best of the knowledge of" Bancorp or First Virginia or similar phrases includes the knowledge of the current directors and the current executive officers (including the knowledge of the chief executive officer and chief financial officer after internal inquiry) of Bancorp or First Virginia, as the case may be.

                                   ARTICLE II.

                         EVENTS PRECEDING EFFECTIVENESS.

     2. EVENTS. On or before the Effective Date the following shall have occurred:

          (a) a majority of the entire Boards of Directors of First Virginia and Bancorp shall have approved this Agreement;

          (b) the Boards of Directors of Farmers and Atlantic each shall have approved a Plan of Conversion and a new charter for each of Farmers and Atlantic to become a state chartered, Federal Reserve Member Bank;

          (c) the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Maryland Bank Commissioner shall have approved the conversion of Farmers and Atlantic from national banks into state chartered, Federal Reserve member banks and the Board of Governors of the Federal Reserve System shall have approved the membership application of Caroline;

          (d) the Federal Reserve shall have approved the merger of Bancorp into First Virginia pursuant to the Bank Holding Company Act and the acquisition of all of Bancorp's Subsidiaries;

          (e) the Maryland Bank Commissioner shall have approved the merger of Bancorp into First Virginia and the acquisition by First Virginia of Bancorp's Subsidiaries.

          (f) the Bureau of Financial Institutions of the Virginia State Corporation Commission shall have approved the Merger pursuant to the provisions of Section 6.1-406 of the Code of Virginia;

          (g) a registration statement on Form S-4 containing the proxy statement for Bancorp shall have been filed with the Securities and Exchange Commission (the "SEC") pertaining to the shares of First Virginia Common Stock to be issued in connection with this Agreement and the Plan of Merger (the "Registration Statement"), the Registration Statement shall have become effective, and no stop order shall have been entered with regard to such Registration Statement;

          (h) this Agreement and the Plan of Merger shall have been submitted to the stockholders of Bancorp and approved by an affirmative vote of the holders of at least two-thirds of all the outstanding shares of Bancorp entitled to vote; and

          (i) Articles of Merger containing the provisions required by, and executed in accordance with, the Maryland General Corporation Law and the Virginia Stock Corporation Act (the "Articles of Merger"), shall have been filed with the Maryland State Department of Assessments and Taxation and the Virginia State Corporation Commission.

                                  ARTICLE III.

                         REPRESENTATIONS AND WARRANTIES.

     3.1 REPRESENTATIONS AND WARRANTIES OF BANCORP. Bancorp represents and warrants to First Virginia the following:

          (a) ORGANIZATION AND AUTHORITY. Bancorp is a corporation duly in-corporated, validly existing and in good standing under the laws of the State of Maryland. Each of Bancorp's Subsidiaries is duly incorporated, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated. Each has all requisite power and authority to own, lease and operate its properties and to carry on its business as now being conducted. Bancorp and its Subsidiaries have delivered to First Virginia complete and correct copies of (1) their charters and all amendments thereto to the date hereof and (2) their Bylaws as amended to the date hereof.

          (b)  CAPITAL STRUCTURE.

               (1) As of the date of this Agreement, the authorized capital stock of Bancorp consists of 10,000,000 shares of Common Stock, $1.00 par value per share. As of the date hereof, 2,699,056 shares of Bancorp Common Stock were outstanding, all of which were validly issued, fully paid and nonassessable. Bancorp has authorized Preferred Stock but there are no shares of Preferred Stock outstanding. No options to purchase Bancorp Common Stock have been issued.

               (2) Bancorp has no commitments to issue or sell any such shares or any securities or obligations convertible into or exchangeable for such shares, or given any person the right to subscribe for or acquire any such shares and no securities or obligations representing such rights are out-standing.

          (c) CORPORATE AUTHORITY. The execution of this Agreement and the Plan of Merger and the consummation of the transactions contemplated hereby and thereby have been duly authorized by the Board of Directors of Bancorp. This Agreement and the Plan of Merger are valid and binding obligations of Bancorp and no further corporate authorization on the part of Bancorp is necessary to consummate the transactions contemplated hereby or thereby except the approval of the stockholders of Bancorp pursuant to applicable law. Except as otherwise disclosed in writing to First Virginia, neither the execution and delivery of this Agreement and the Plan of Merger nor the consummation in accordance with the terms of the transactions contemplated hereby and thereby nor compliance by Bancorp or any of its Subsidiaries with any provision hereof or thereof will (i) conflict with or result in a breach of any provision of their charters or bylaws or give rise to any right of termination, cancellation or acceleration under any of the terms, conditions or provisions of any material note, bond, mortgage, indenture, license, agreement or other instrument or obligation to which Bancorp or any of its Subsidiaries is a party or by which Bancorp and its Subsidiaries or any of their properties or assets may be bound in any instance in which such right of termination, cancellation or acceleration if exercised would have a Material Adverse Effect, or (ii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to Bancorp or its Subsidiaries or any of their properties or assets in any instance in which such violation would have a Material Adverse Effect. Except for consents the lack of which would not have a Material Adverse Effect, and except as otherwise disclosed in writing to First Virginia, no consent is required in connection with the execution and delivery by Bancorp of this Agreement or the Plan of Merger except for the consents, approvals, and satisfaction of conditions hereinafter set forth and consummation by Bancorp and its Subsidiaries of the transactions contemplated hereby.

          (d) SUBSIDIARIES. Bancorp owns all the issued and outstanding shares of Farmers, Atlantic and Caroline as well as Farmers National Land Corporation and Farmers National Mortgage Corporation. Farmers owns all of the issued and outstanding shares of Colonial Securities Corporation. Bancorp has and will have on the Effective Date no other subsidiaries.

          (e) FINANCIAL STATEMENTS. Bancorp has delivered to First Virginia its 1993 Annual Report to Stockholders and Form 10-K and Bancorp has also delivered its Quarterly Report on Form 10-Q for the period ended March 31, 1994 which includes (1) Unaudited Consolidated Balance Sheet as of March 31, 1994 and Audited Consolidated Balance Sheet as of December 31, 1993; (2) Unaudited Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 1994 and 1993; (3) Unaudited Consolidated Statement of Income for the three months ended March 31, 1994 and 1993 and (4) the Unaudited Consolidated Statements of Cash Flow for the three months ended March 31, 1994 and 1993 together with the Notes to those Consolidated Statements (the "Financial Statements"). Subject to required yearend adjustments and the absence of certain footnote information in the unaudited statements, the Financial Statements have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated or as more particularly set forth therein. The Unaudited Consolidated Balance Sheets included as a part of the Financial Statements present fairly as of March 31, 1994 the consolidated financial position and assets and liabilities of Bancorp. The Unaudited Consolidated Statements of Income present fairly the consolidated results of operations of Bancorp for the periods indicated.

          (f) ABSENCE OF UNDISCLOSED LIABILITIES. Except to the extent reflected or reserved against in the Financial Statements or as disclosed in writing to First Virginia, neither Bancorp nor any of its Subsidiaries as of the date of this Agreement has any liabilities or obligations of any nature (other than contingent liabilities that have been disclosed in writing to First Virginia) that would have a Material Adverse Affect or any liabilities in the nature of employment contracts with, or agreements to pay bonuses to any of its directors, officers or employees, other than liabilities or obligations incurred in the ordinary course of business, none of which liabilities or obligations would have, individually or in the aggregate, a Material Adverse Effect on Bancorp and its Subsidiaries.

          (g) NO MATERIAL ADVERSE CHANGES. Since March 31, 1994, there has been no material adverse change in the assets or liabilities or in the business or condition (financial or otherwise) of Bancorp or its Subsidiaries that would have, individually or in the aggregate, a Material Adverse Effect on Bancorp and its Subsidiaries, which has not been previously disclosed to First Virginia.

          (h) TAX MATTERS. Bancorp and its Subsidiaries have filed all tax returns required to be filed for each of the five years ended December 31, 1992 (and an extension request for filing income tax returns for the year ended December 31, 1993 has been timely filed by Bancorp), and have paid or set up an adequate reserve for the payment of all taxes required to be paid in respect of the periods covered by such returns and have set up an adequate reserve for the payment of all income, property, sales, employment, franchise or other taxes anticipated to be payable in respect of the period subsequent to the last of said periods and for the payment of all other taxes, except where the failure to do so would not have a Material Adverse Effect. Bancorp and its Subsidiaries will not have any material liability for any such taxes in excess of the amounts so paid or the reserve so established and Bancorp and its Subsidiaries are not delinquent in the payment of any material tax assessment or governmental charge. No material deficiencies for any tax assessment or governmental charge have been proposed, asserted or assessed against Bancorp and its Subsidiaries which would not be covered by existing reserves and, as of the date of this Agreement, no requests for waivers for the time to assess any such taxes are pending. All of the Bancorp's Subsidiaries have timely filed all information returns for customers required to be filed by the IRS and to the best of its knowledge, has complied with all IRS requirements regarding the certification of taxpayer identification numbers of customers and backup withholding, except where failure to do so would not have, individually or in the aggregate, a Material Adverse Effect on Bancorp and its Subsidiaries.

          (i)  PROPERTY.

               (1) Bancorp and its Subsidiaries own all operating real properties reflected as owned by them in the Financial Statements free and clear of all mortgages, liens, pledges, charges or encumbrances of any nature whatsoever (collectively, "Encumbrances") that are material to the financial condition, results of operations or business of Bancorp and its Subsidiaries taken as a whole, except (i) liens for current taxes not yet due and payable,
(ii) mortgages, deeds of trust or other Encumbrances reflected in the Financial Statements, (iii) such imperfections of title, easements and other Encumbrances as do not materially detract from or interfere with the present use of such operating real properties subject thereto or affected thereby, (iv) Encumbrances incurred in the ordinary course of business after the date of this Agreement with the written consent of First Virginia which shall not be unreasonably withheld, and (v) Encumbrances disclosed in writing to First Virginia.

               (2) As of the date of this Agreement, substantially all tangible real or personal property and assets material to the business operation or financial condition of Bancorp and its Subsidiaries on a consolidated basis which are owned by them or in which any of them has an interest (other than a security interest) are in substantially good operating condition and repair, ordinary wear and tear excepted.

               (3) All leases material to Bancorp and its Subsidiaries on a consolidated basis pursuant to which Bancorp and its Subsidiaries lease real property are valid and effective in accordance with their respective terms, subject to bankruptcy, insolvency, reorganization, moratorium and similar laws, and there is not, under any such leases, any material existing default by Bancorp and its Subsidiaries or any event which with notice or lapse of time or both would constitute such a material default.

          (j) LITIGATION. Other than as has been set forth to First Virginia in writing, neither Bancorp nor any of its Subsidiaries is a party to any pending or, to the best of Bancorp's knowledge and belief, threatened claim, action, suit, investigation or proceeding, nor is subject to any order, judgment or decree except for matters which in the aggregate will not have and cannot reasonably be expected to have a Material Adverse Effect on Bancorp and its Subsidiaries. Except as previously disclosed in writing to First Virginia, neither Bancorp nor any of its Subsidiaries is subject to any agreement, memorandum or understanding or similar arrangement with any regulatory authority restricting its operations or requiring that certain actions be taken, and, neither Bancorp nor any of its Subsidiaries has received any notification from any governmental or regulatory authority, or the staff thereof, asserting that it is not in compliance with any statutes, regulations or ordinances which such authority enforces, noncompliance with which could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on Bancorp and its Subsidiaries. For the purposes of this paragraph, a threatened claim shall mean any claim which has been actually and overtly asserted against Bancorp or its Subsidiaries in a written communication delivered to an officer of Bancorp.

          (k) CONTRACTS AND COMMITMENTS. Except as reflected in the Financial Statements or as previously disclosed in writing to First Virginia, neither Bancorp nor its Subsidiaries has as of the date hereof and, except to the extent consented to in writing by First Virginia, will not have on the Effective Date:

               (1) any bonus, stock option plans, deferred compensation plans, profit-sharing, retirement arrangements or other fringe benefit plans (other than those terminable at will by Bancorp or a Subsidiary) nor any outstanding calls, commitments or agreements of any character requiring the issuance of shares of its capital stock;

               (2) any debt obligations for borrowed money (including guaranties or agreements to acquire such debt obligations of others) except for debt obligations incurred or acquired in the ordinary course of its banking business;

               (3) any outstanding loans for any person other than those made in the ordinary course of Bancorp's banking business;

               (4) any outstanding loan participations with any of its directors, officers, stockholders or employees;

               (5) any agreement for services or for the purchase or disposition of any equipment or supplies except those incurred in the ordinary course of business;

               (6) any lease of personal property with annual rentals aggregating $50,000 or more;

               (7) any agreement or contract with any third party for the provision of data processing or other services to Bancorp or its Subsidiaries which involves payment by Bancorp or its Subsidiaries of more than $5,000 per month and which (i) has more than six months to run from the date of this Agreement or (ii) may not be canceled by Bancorp or its Subsidiaries as appropriate on 180 days notice or less without penalty.

               (8) any outstanding loans to its officers, directors, significant stockholders (collectively "insiders"), or to firms, partnerships or corporations in which any insiders are partners, executive officers, directors or significant stockholders or to any entity which would be a "related interest" of an insider as defined in 12 C.F.R. Section 215.2(1) made at rates of interest more favorable or involving greater risks of collectibility than similar loans made to outsiders.

          (l) ACCURACY OF INFORMATION SUPPLIED. As of their respective filing dates, Bancorp's Annual Reports on Form 10-K for the fiscal years ended December 31, 1993 and 1992 and proxy statement for 1994, and any other filings made from and after the date hereof with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") (such filings being collectively referred to herein as the "Bancorp Filings") complied in all material respects with the regulations of the SEC, and none of the Bancorp Filings, as of the respective dates thereof, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements made therein not misleading. The information which has been or will be supplied by Bancorp to First Virginia for inclusion in the Registration Statement or any amendment thereto pertaining to the transactions contemplated hereby (the "Registration Statement") filed with the Securities and Exchange Commission ("the "SEC") or the Prospectus contained therein (the "Prospectus"), at the time the Registration Statement becomes effective will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein in order to make the statements not misleading, provided that information as of a later date shall be deemed to modify information of an earlier date.

          (m) BANCORP AND ITS SUBSIDIARIES' EMPLOYEE BENEFIT PLANS. Bancorp and its Subsidiaries have delivered to First Virginia or its counsel and filed with the appropriate governmental authority, as to each employee benefit plan subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), a true and correct copy of (i) the most recent annual report (Form 5500, 5500-C or 5500-R, as appropriate) filed with the Internal Revenue Service ("IRS"), (ii) each IRS favorable determination letter or opinion letter for each such Plan, as applicable, (iii) such Plan documents, (iv) each such Plan, (v) each applicable Summary Plan Description, and (vi) the most recent actuarial report or valuation relating to each tax-qualified Deferred Compensation Plan that was delivered to Bancorp or one of its Subsidiaries by the actuary or recordkeeper for such Plan.

          (n) DEFINED BENEFIT AND DEFERRED CONTRIBUTION PLANS. Farmers currently maintains a defined benefit plan which is the Farmers' Pension Plan and a defined contribution plan which is the Farmers' Plan (the "Plans" or individually, the "Plan"). Bancorp and its Subsidiaries have no other defined benefit or defined contribution plan. Bancorp represents with respect to each Plan that: (i) to the best knowledge of Bancorp based on due inquiry, it substantially complies in all material respects with all applicable provisions of ERISA the breach or violation of which would have a Material Adverse Effect;
(ii) all material reporting and disclosure requirements of ERISA imposed upon the Plan have been substantially complied with, (iii) to the best knowledge of Bancorp based on due inquiry, the Plan has not engaged in any material transaction prohibited by Title I of ERISA or Section 4975 of the Internal Revenue Code of 1986 as amended (the "Code") for which an exemption is not applicable; (iv) the minimum funding standards in Section 302 of ERISA and
Section 412 of the Code, do not apply with respect to the Farmers' Plan; (v) no material contributions to the Plan from Bancorp are currently past due; (vi) the Plan is not subject to any partial plan terminations that would have a Material Adverse Effect; (vii) the Plan does not have any material property (other than shares of Bancorp Common Stock) which does not have a readily ascertainable value; (viii) the Plan does not own any employer security or real property as defined in ERISA Section 407 (other than shares of Bancorp Common Stock); (ix) to the best knowledge of Bancorp based on due inquiry, no proceedings, investigation, filing, or other matters are pending before the IRS, the Department of Labor, the Pension Benefit Guaranty Corporation, or other public or quasi-public body in connection with the Plan except for such matters as may have been instituted by Bancorp by virtue of the Merger contemplated by this Agreement or which if adversely determined or resolved would not have a Material Adverse Effect on Bancorp and its Subsidiaries; and (x) to the best knowledge of Bancorp based on due inquiry, the Plan is qualified in all material respects under Section 401(a) and other applicable provisions of the Code including, in the case of the Farmers Plan, Section 401(K).

          (o) ENVIRONMENTAL MATTERS. For purposes of this subsection, the following term shall have the indicated meaning:

               "Environmental Law" means any federal, state or local law, statute, ordinance, rule, regulation, code, license, permit, authorization, approval, consent, order, judgment, decree, injunction or agreement with any governmental entity relating to (i) the protection, preservation or restoration of the environment (including, without limitation, air, water vapor, surface water, groundwater, drinking water supply, surface soil, subsurface soil, plant and animal life or any other natural resource), and/or (ii) the use, storage, recycling, treatment, generation, transportation, processing, handling, labeling, production, release or disposal of Hazardous Substances. The term "Environmental Law" includes without limitation
          (i) the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Section 9601, et seq; the Resource Conservation and Recovery Act, as amended, 42 U.S.C. Section 6901, et seq; the Clean Air Act, as amended, 42 U.S.C. Section 7401, et seq; the Federal Water Pollution Control act, as amended, 33 U.S.C.
          Section 1251, et seq; the Toxic Substances Control Act, as amended, 15 U.S.C. Section 9601, et seq; the Emergency Planning and Community Right to Know Act, 42 U.S.C. Section 11001, et seq; the Safe Drinking Water Act, 42 U.S.C. Section 300f, et seq; and all comparable state and local laws, and (ii) any common law (including without limitation common law that may impose strict liability) that may impose liability or obligations for injuries or damages due to, or threatened as a result of, the presence of or exposure to any Hazardous Substance.

     Except as otherwise disclosed in writing to First Virginia, to the best knowledge of Bancorp after internal inquiry, neither Bancorp, any of its Subsidiaries, nor any properties owned or operated by Bancorp or any of its Subsidiaries or in which such entity has a security interest, has been or is in violation of or liable under any Environmental Law, except for such violations or liabilities that are not reasonably likely to have, individually or in the aggregate, a Material Adverse Effect on Bancorp and its Subsidiaries. To the best knowledge of Bancorp after internal inquiry, there are no actions, suits or proceedings, or demands, claims, notices or investigations (including without limitation notices, demand letters or requests for information from any environmental agency) instituted, pending or threatened relating to the liability of any properties owned or operated by Bancorp or any of its Subsidiaries or in which such entity has a security interest under any Environmental Law, except for liabilities or violations that would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

          (p) LOAN PORTFOLIO. Except as disclosed in writing to First Virginia, each loan outstanding on the books of Farmers, Atlantic or Caroline (hereinafter referred to as the "Banks" or individually as the "Bank") is in all respects what it purports to be, was made in the ordinary course of business, was not known to be uncollectible at the time it was made, and was made substantially in accordance with the respective Bank's standard loan policies as in effect at the time made. The records of the Banks regarding all loans outstanding on its books are accurate in all material respects. The reserves for possible loan losses (subject to yearend adjustments) on the outstanding loans of the Banks and the reserves for the real estate owned by the Banks as reflected in the Financial Statements, have been established in accordance with generally accepted accounting principles and with the requirements of the FDIC, and in the best judgment of the management of the Banks, are adequate to absorb all known and anticipated loan losses in the loan portfolio of the Banks, and any losses associated with other real estate owned or held by the Banks. Except for those loans disclosed to First Virginia, no loan in excess of $100,000 has been classified as of the date hereof by the Banks or regulatory examiners as "Other Loans Specifically Mentioned", "Substandard", "Doubtful" or "Loss". Except as has been disclosed to First Virginia, each loan reflected as an asset on the Financial Statements is the legal, valid and binding obligation of the obligor and any guarantor, subject to bankruptcy, insolvency, reorganization, moratorium and similar laws, and no defense, offset or counterclaim has been asserted with respect to any such loan which, if successful, would have a Material Adverse Effect on Bancorp and its Subsidiaries.

          (q) COMPLIANCE WITH LAWS. Except as previously disclosed in writing to First Virginia, neither Bancorp nor any of its Subsidiaries (i) is in violation of any law, order or permit applicable to its business, except for violations which are not reasonably likely to have, individually or in the aggregate, a Material Adverse Effect or
(ii) has received any notification or communication from any agency or federal, state or local government or any regulatory authority or the staff thereof (a) asserting that either Bancorp or its Subsidiaries is not in compliance with any law or order which such governmental authority or regulatory authority enforces, which noncompliance could reasonably be expected to have a Material Adverse Effect; or (b) threatening to revoke any material permits, or (c) requiring either Bancorp or its Subsidiaries (1) to enter into or consent to the issuance of a cease and desist order, formal agreement, directive, commitment or memorandum of understanding or (2) to adopt any Board resolution or similar undertaking which restricts materially the conduct of its business, or in any manner relates to its capital adequacy, its management, or the payment of dividends.

          (r) INSURANCE. Bancorp and its Subsidiaries are presently insured, and since December 31, 1993 have been insured, for reasonable amounts with financially sound and reputable insurance companies, against such risks as companies engaged in a similar business would, in accordance with good business practice, customarily be insured. All of the insurance policies and bonds maintained by Bancorp and its Subsidiaries are in full force and effect, Bancorp and its Subsidiaries are not in material default thereunder, and all material claims thereunder have been filed in due and timely fashion, except where the failure to make any such claim or to have such insurance or bond coverage would not have, individually or in the aggregate, a Material Adverse Effect on Bancorp and its Subsidiaries. Bancorp and its Subsidiaries have no knowledge of any material inaccuracy in any application for such policies or binders, any failure to pay premiums when due or any similar state of facts that might form the basis for termination of any such insurance. Bancorp and its Subsidiaries have no knowledge of any state of facts or of the occurrence of any event that is reasonably likely to form the basis for any claim against it not fully covered (except to he extent of any applicable deductible) by the policies or binders referred to above except claims that would not have a Material Adverse Effect.

          (s) APPLICABLE TAKEOVER LAWS. Bancorp has taken all necessary action to exempt the transactions contemplated by this Agreement from any applicable Maryland takeover law.

          (t) CHARTER PROVISIONS. Bancorp has taken all action so that the entering into this Agreement and the consummation of the Merger and the other transactions contemplated by this Agreement will be exempt from any change of control or anti-takeover provisions of the Charter, Bylaws, or other governing instruments of Bancorp or any of its Subsidiaries and will not restrict or impair the ability of First Virginia to vote, or otherwise to exercise the rights of a stockholder with respect to, shares of any of Bancorp's Subsidiaries that may be acquired or controlled by First Virginia.

     3.2 REPRESENTATIONS AND WARRANTIES OF FIRST VIRGINIA. First Virginia represents and warrants to Bancorp as follows:

          (a) ORGANIZATION, STANDING AND POWER. First Virginia is a corporation duly organized, validly existing and in good standing under the laws of the Commonwealth of Virginia, has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted, and is duly registered as a bank holding company under the Bank Holding Company Act.

          (b) CAPITAL STRUCTURE. As of March 31, 1994, and as shown by the 1994 First Quarter Report to Stockholders, the authorized capital stock of First Virginia consisted of 60,000,000 shares of Common Stock, par value $1.00 per share, of which approximately 32,424,000 shares were issued and outstanding as of such date and 3,000,000 shares of Preferred Stock, par value $10.00 per share, of which 79,618 shares were issued and outstanding at such date. As of March 31, 1994, 1,125,727 shares of Common Stock were reserved: 115,237 for the conversion of Preferred Stock and 622,513 for stock options and stock appreciation rights and 387,977 for bank acquisitions. As of the date hereof and as of the Effective Date, all outstanding shares of capital stock of First Virginia have been validly issued and are fully paid and nonassessable.

          (c) AUTHORITY. The execution and delivery of this Agreement and the Plan of Merger and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Board of Directors of First Virginia, no approval of the stockholders of First Virginia is required to consummate the transaction herein and therein, and this Agreement and the Plan of Merger are valid and binding obligations of First Virginia. Neither the execution and delivery of this Agreement and the Plan nor the consummation of the transactions contemplated hereby or thereby, nor compliance by First Virginia with any of the provisions hereof or thereof will (i) conflict with or result in a breach of any provision of First Virginia's Articles of Incorporation or Bylaws, or a default or give rise to any right of termination, cancellation or acceleration under any of the terms, conditions or provisions of any material note, bond, mortgage, indenture, license, agreement or other instrument, or violation to which First Virginia is a party or by which it or any of its properties or assets may be bound in any instance in which such right of termination, cancellation or acceleration if exercised would have a Material Adverse Effect, or (ii) violate any order, writ, injunction, decree, statute, rule or regulation applicable to First Virginia or any of its properties or assets in any instance in which such violation would have a Material Adverse Effect.

Except for consents the lack of which would not have a Material Adverse Effect, no consent or approval by any governmental authority is required for the execution and delivery by First Virginia of this Agreement and the Plan of Merger except for the approval of all the applicable regulatory agencies and meeting of conditions hereinafter set forth, the consummation by First Virginia of the transactions contemplated hereby and thereby.

          (d) FINANCIAL STATEMENTS. The consolidated financial statements of First Virginia contained in First Virginia's 1994 First Quarter Report to Stockholders and heretofore delivered by it to Bancorp have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated, all as more particularly set forth in the notes to such financial statements. Each of the balance sheets contained in such statements presents fairly as of its date the consolidated financial condition and assets and liabilities of First Virginia. The income statements, statements of stockholders' equity and statements of changes in financial position contained in such statements present fairly the consolidated results of operations of First Virginia for the periods indicated.

          (e) NO MATERIAL ADVERSE CHANGE. Since the date of the financial statements described in Section 3.2(d) above, there has been no material adverse change in the assets or liabilities or in the business or condition (financial or otherwise), results of operations or prospects of First Virginia that would have, individually or in the aggregate, a Material Adverse Effect on First Virginia and its Subsidiaries.

          (f) ACCURACY OF INFORMATION SUPPLIED. As of their respective filing dates, First Virginia's Annual Reports on Form 10-K for the fiscal years ended December 31, 1992 and 1993 and proxy statement dated March 8, 1994, and any other filings made from and after the date hereof with the SEC pursuant to the Exchange Act (such filings being collectively referred to herein as the "First Virginia Filings") complied in all material respects with the regulations of the SEC, and none of the First Virginia Filings, as of the respective dates thereof, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements made therein not misleading. The information which has been or will be supplied by First Virginia for inclusion in the proxy statement to be distributed to the stockholders of Bancorp (the "Proxy Statement") in respect of the Merger or any amendment or supplement thereto will not contain any untrue statement of a material fact nor omit to state any material fact required to be stated therein or necessary in order to make the statements made therein not misleading; provided, that information of a later date shall be deemed to modify information of an earlier date.

          (g) FIRST VIRGINIA COMMON STOCK TO BE ISSUED. Each share of First Virginia Common Stock issued in connection with the consummation of the Merger to stockholders of Bancorp will be validly issued, fully paid and nonassessable.

          (h) LITIGATION. Except as reflected in the First Virginia Filings, there are no actions, proceedings or investigations pending or, to the best of First Virginia's knowledge and belief, threatened against First Virginia or any First Virginia subsidiary which, if adversely determined, would have a Material Adverse Effect on the financial conditions or operations of First Virginia and its subsidiaries. Neither First Virginia nor any of its bank subsidiaries is subject to any agreement, memorandum of understanding or similar arrangement with any regulatory authority restricting its operations or requiring that certain actions be taken, and, neither First Virginia nor any of its bank subsidiaries has received any notification from any governmental or regulatory authority, or the staff thereof, asserting that it is not in compliance with any statutes, regulations or ordinances which such authority enforces, noncompliance with which could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect on First Virginia and its Subsidiaries.

          (i) TAX REPRESENTATIONS. First Virginia has no present plan or intention to sell or dispose any of the assets of Bancorp or its Subsidiaries after the Effective Date of the Merger, except for (i) sales, transfers or other distributions made in the ordinary course of business and (ii) transfers described in Section 368(a)(2)(C) of the Internal Revenue Code of 1986, as amended (the "Code"); First Virginia has no present plan or intention to reacquire any of the shares of First Virginia Common Stock it will issue to stockholders of Bancorp pursuant to the Merger; and following the Effective Date First Virginia will continue the historic businesses of Bancorp and its Subsidiaries as presently conducted.

                                   ARTICLE IV.

                CONDUCT OF BUSINESS PRIOR TO THE EFFECTIVE DATE.

     4.1 CONDUCT OF THE BUSINESS OF BANCORP AND ITS SUBSIDIARIES' PRIOR TO THE EFFECTIVE DATE. During the period from the date of this Agreement to the Effective Date, Bancorp and its Subsidiaries shall conduct their operations according to the ordinary and usual course of business consistent with current practices and use their best efforts to maintain and preserve their business organizations, employees and advantageous business relationships and retain the services of their executive officers. Following the date of this Agreement, Bancorp and First Virginia will coordinate the record and payment dates for each regular quarterly dividend of Bancorp and First Virginia so that the stockholders of Bancorp will be entitled to receive either a Bancorp or First Virginia regular dividend for each fiscal quarter commencing prior to the Effective Date.

     4.2  FORBEARANCES.

          (a) During the period from the date of this Agreement to the Effective Date, neither Bancorp nor its Subsidiaries shall without the prior written consent of First Virginia:

               (i)  make any changes to their Charters or Bylaws;

              (ii) adjust, split, combine or reclassify its Common Stock; make, declare or pay any dividend (except that Bancorp may declare or pay its normal dividend at a quarterly rate of $.30 per share on its regular quarterly payment dates in accordance with Paragraph 4.1) or make any other distribution on, or directly or indirectly redeem, purchase or otherwise acquire, any shares of their capital stock or any securities or obligations convertible into or exchangeable for any shares of their capital stock, or grant any stock options or stock appreciation rights or give any person any right or warrant to acquire any shares of their capital stock;

             (iii) enter any contract or commitment or incur or agree to incur any liability or make any capital expenditures except in the normal course of business;

              (iv) except as provided in Paragraph 1.5, increase in any manner the compensation or fringe benefits of any of their directors, officers, agents or employees or pay any pension or retirement allowance not required by any existing plan or agreement to any such directors, officers, agents or employees or become a party to, amend or commit itself to any pension, retirement, profit sharing, welfare benefit plan or agreement or employment agreement with or for the benefit of any employee or officer or other person other than payments consistent with past practices and current incentive compensation plans, increases which are not material and other increases consented to by First Virginia in writing;

               (v) sell, assign, lease or otherwise transfer or dispose of any property or equipment except in the normal course of business; or

              (vi) merge or consolidate or agree to merge or consolidate with or into any other corporation.

     4.3 NO SOLICITATION. Unless and until this Agreement shall have been terminated pursuant to its terms, from and after the date hereof neither Bancorp nor its Subsidiaries nor any of their executive officers, directors, or agents shall, directly or indirectly, encourage, solicit or initiate discussions or negotiations with any person (other than First Virginia) concerning any merger, sale of substantial assets, tender offer, sale of shares of stock or similar transaction involving Bancorp or its Subsidiaries (an "Acquisition Proposal") or disclose, directly or indirectly, to any person in connection with an Acquisition Proposal any information not customarily disclosed to the public concerning Bancorp or its Subsidiaries, afford to any other person access to the properties, books or records of Bancorp or its Subsidiaries in connection with an Acquisition Proposal or otherwise assist any person preparing to make or who has made such an Acquisition Proposal, or enter into any agreement with any third party providing for a business combination transaction, equity investment or sale of significant amount of assets, except in a situation in which a majority of the full Board of Directors of Bancorp has determined in good faith, upon advice of counsel, that such Board has a fiduciary duty to consider and respond to a bona fide Acquisition Proposal by a third party (which Acquisition Proposal was not directly or indirectly solicited by Bancorp or its Subsidiaries or any of their respective officers, directors, representatives, agents or affiliates after the date of this Agreement) and provides written notice of its intention to consider such Acquisition Proposal and the material terms thereof to First Virginia at least five days before responding to the Acquisition Proposal provided, however, that if such Acquisition Proposal by its terms requires a response in a shorter period, Bancorp shall provide such notice within one business day after it receives the Acquisition Proposal and may thereafter respond in an appropriate fashion. Bancorp and its Subsidiaries will promptly communicate to First Virginia the identity of the offeror and the terms of any Acquisition Proposal which it may receive in respect to any of the foregoing transactions.

     4.4 COMPLIANCE WITH TAX-FREE PROVISIONS. Neither Bancorp nor First Virginia shall take any action prior to or after the Effective Date of the Merger which would disqualify the Merger as a tax free reorganization under
Section 368(a) of the Internal Revenue Code of 1986 as amended.

     4.5 ACCESS AND INFORMATION. Bancorp and its Subsidiaries will permit First Virginia to conduct audits of their books and records within 30 days of the date of this Agreement and First Virginia will advise Bancorp of the results within 30 days of the date of this Agreement. Such audits may include an examination of loan files, accounts receivable and accounts payable, tax returns, agreements, schedule of assets owned, investment portfolio and all other items deemed necessary by First Virginia. Bancorp and First Virginia will give to the officers, accountants, counsel and authorized representatives of the other Party access to its properties, books and records and those of its subsidiaries and will furnish the other Party with such additional financial and operating data and other information as to its business and properties and those of its subsidiaries as the other Party may from time to time request. Bancorp and its Subsidiaries and their officers and directors will cooperate with First Virginia and its representatives and counsel in the preparation of any documents or other materials which may be required in connection with the applications to the Federal Reserve Bank of Richmond, the Virginia State Corporation Commission and the Maryland Bank Commissioner and First Virginia's registration statement on Form S-4 as filed with the SEC or in connection with any other documents or materials required by any governmental agency, stock exchange or association of securities dealers. First Virginia will cooperate with and furnish such information to, and cause its directors and officers and those of its subsidiaries to cooperate with and furnish such information to, Bancorp as it may request in connection with the preparation of the proxy statement for the special meeting of the stockholders of Bancorp to consider the Merger. First Virginia shall return the results of its audit review to Bancorp's Board of Directors if First Virginia terminates this Agreement pursuant to Paragraph 9.2(g).

     4.6 CONFIDENTIALITY. First Virginia and Bancorp shall cause its advisers and agents to maintain the confidentiality of all confidential information furnished to it by the other party concerning its and its subsidiaries' businesses, operations, and financial positions and shall not use such information for any purpose except in furtherance of the transactions contemplated by this Agreement. If this Agreement is terminated prior to the Effective Date of the Merger, each party shall promptly return all documents and copies thereof, and all work papers containing confidential information received from the other party. In the event that either Bancorp or First Virginia should violate any of the terms of this paragraph, they agree that the party who is not in violation would have an inadequate remedy at law for such violation and may, therefore, seek an injunction without the necessity of bond, to prevent or halt any violation hereof and the parties hereto agree not to raise any defense that the party who is not in violation of this paragraph has an adequate remedy at law. Bancorp and First Virginia further acknowledge and agree that in the event of a violation of the terms and conditions of this paragraph that the party who is not in violation shall have any and all remedies available at law or equity and shall not be limited to the remedy of injunctive relief.

     4.7 CONSENTS. From the date of this Agreement to the Effective Date, Bancorp will use all reasonable efforts to obtain the written consents or approvals of all private third parties whose consent or approval is required with regard to the transactions contemplated by this Agreement, under the terms of any lease, mortgage, indenture or other agreement to which Bancorp or any of its Subsidiaries is a party or by which any of their assets is bound.

     4.8 MEETING OF BANCORP STOCKHOLDERS. Bancorp will duly call and will convene a meeting of its stockholders to act upon the transactions contemplated hereby as soon as practicable, will recommend approval of this Agreement to its stockholders, and will use its best efforts to obtain a favorable vote thereon. The calling and holding of such meetings and all transactions, documents and information related thereto will be in compliance with all applicable laws. The proxy statement for the stockholders' meeting of Bancorp will be contained in the Registration Statement.

     4.9 AFFILIATES OF BANCORP. Bancorp will promptly (a) furnish to First Virginia and its counsel such information as may be necessary to determine those persons who may be deemed to be affiliates of Bancorp within the meaning of Rule 144 and Rule 145 under the Securities Act of 1933 and (b) use their best efforts to obtain from any person who may be deemed to be such an affiliate such undertakings and agreements substantially in the form of Exhibit B, attached.

     4.10 INSURANCE APPLICATIONS. Bancorp and its Subsidiaries agree to complete and deliver to First Virginia within 30 days from the date of this Agreement the insurance applications necessary to include insurance coverage for the Banks' property, casualty and fidelity risks and include liability coverage for the Banks' directors and officers under First Virginia's directors and officers liability insurance policy.

     4.11 BANK CONVERSION. As provided under Section 1.9 of this Agreement, Bancorp and the Banks will make the necessary filings with the Maryland Bank Commissioner and the Comptroller of the Currency to convert Farmers and Atlantic into state chartered, Federal Reserve member banks.

     4.12 APPLICATIONS TO THE MARYLAND BANK COMMISSIONER. Bancorp and its Subsidiaries, jointly with First Virginia, will prepare and file with the Maryland Bank Commissioner applications requesting approval for First Virginia to acquire both Bancorp and its Subsidiaries pursuant to the provisions of Maryland law and will use their best efforts to secure favorable action by the Maryland Bank Commissioner on such applications.

     4.13 FEDERAL RESERVE APPLICATIONS. Bancorp and its Subsidiaries, jointly with First Virginia, will prepare and file with the Federal Reserve, applications requesting approval for the Merger as well as an application to make the Banks members of the Federal Reserve System and will use its best efforts to secure favorable action by the Federal Reserve on such applications.

     4.14 CHANGES REQUESTED BY FIRST VIRGINIA. At the request of First Virginia and upon receipt by Bancorp of a written instrument signed by First Virginia and reasonably satisfactory in form and content to Bancorp, containing (i) an irrevocable and unconditional written waiver by First Virginia of all conditions to the obligations of First Virginia under this Agreement to consummate the Merger and the other transactions contemplated hereby, and (ii) the agreement of First Virginia that the requested actions described below will not be deemed, individually or in the aggregate or in combination with any other facts or circumstances, to constitute or have a Material Adverse Effect on Bancorp and its Subsidiaries, then on the last business day prior to the Effective Date of the Merger Bancorp shall, and Bancorp shall cause each of its Subsidiaries to, establish such additional accruals, reserves and charge-offs, through appropriate entries in its accounting books and records, as may be necessary to conform the accounting and credit loss reserve practices and methods of Bancorp and its Subsidiaries to those of First Virginia (as such practices and methods are to be applied from and after the Effective Date of the Merger) and to First Virginia's plans with respect to the conduct of the business of Bancorp and the Banks following the Effective Date of the Merger. Any such accruals, reserves and charge-offs shall not be deemed to cause any representation and warranty of Bancorp to not be true and accurate as of the Effective Date of the Merger.

                                   ARTICLE V.

                          COVENANTS OF FIRST VIRGINIA.

     5.1 ISSUANCE OF STOCK AND PAYMENT OF CASH. First Virginia will issue and deliver or cause to be delivered the shares of First Virginia Common Stock as called for by Paragraph 1.1 of this Agreement.

     5.2 STOCK ADJUSTMENTS. Nothing in this Agreement shall limit the right of First Virginia to issue or agree to issue any of its stock or other securities in any manner and for any consideration permitted by law prior to or after the Effective Date; provided, however, that if First Virginia takes any action which establishes prior to the Effective Date a record date or an effective date for a stock dividend on its common stock, a split-up, any combination of its common stock, or any distribution on shares of its common stock other than cash dividends, First Virginia will take all such action as shall be necessary in order that the Bancorp Common Stock will be converted in the Merger into additional shares of First Virginia Common Stock which would have been delivered to the holders of Bancorp Bank Common Stock if the Merger had been made ef-fective immediately before such record or effective date; provided, however, that there shall be no adjustment of First Virginia Common Stock by reason of First Virginia issuing or agreeing to issue, on such terms as it may determine, First Virginia Common Stock for cash or property, in exchange for shares of stock of any other corporation or on account of mergers or consolidations before, after or simultaneously with the consummation of the Merger.

     5.3 PREPARATION OF REGISTRATION STATEMENT. First Virginia will prepare the Registration Statement and any amendments thereto, file the Registration Statement with the SEC, use its best efforts to secure its effectiveness and promptly after the effective date of the Registration Statement, mail and deliver copies of the proxy statement contained therein to the Bancorp stockholders for use by its management to solicit proxies for use at its stockholder's meetings.

     5.4 APPLICATIONS TO THE MARYLAND BANK COMMISSIONER. First Virginia, jointly with Bancorp, will prepare and file with the Maryland Bank Commissioner applications requesting approval for First Virginia to acquire Bancorp and its Subsidiaries and will use its best efforts to secure favorable action by the Maryland Bank Commissioner on such applications.

     5.5 APPLICATION TO THE BUREAU OF FINANCIAL INSTITUTIONS. First Virginia will prepare and file with the Bureau of Financial Institutions of the Virginia State Corporation Commission an application requesting the approval to acquire the Banks and will use its best efforts to secure favorable action by the Bureau of Financial Institutions on such application.

     5.6 FEDERAL RESERVE APPLICATIONS. First Virginia will prepare and file with the Federal Reserve, applications requesting approval for the Merger as well as applications to make the Banks members of the Federal Reserve System and will use its best efforts to secure favorable action by the Federal Reserve on such applications.

     5.7 INDEMNIFICATION. From and after the Effective Date through the sixth anniversary of the Effective Date, First Virginia agrees to indemnify and hold harmless each present and former director and officer of Bancorp and its Subsidiaries (the "Indemnified Parties") against all costs, expenses (including reasonable attorneys' fees), judgments, fines, losses, claims, damages and liabilities (collectively, "Costs") incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of matters existing or occurring on or prior to the Effective Date, whether asserted or claimed prior to, on or after the Effective Date, to the fullest extent that Bancorp would have been permitted under Maryland law and its charter and Bylaws as in effect on the date hereof to indemnify such Indemnified Party, and First Virginia shall also advance costs and expenses, including reasonable attorneys' fees, as incurred by each Indemnified Party to the fullest extent permitted under Maryland Law and Bancorp's charter and Bylaws as in effect on the date hereof, provided the Indemnified Party to whom costs and expenses are advanced provides a written affirmation of the Indemnified Party's good faith belief that the standard of conduct necessary for indemnification by Bancorp under applicable Maryland law has been met and the Indemnified Party's undertaking to repay such advances if it is ultimately determined that such person is not entitled to indemnification. In the event any claim, action, suit, proceeding or investigation is threatened, asserted or commenced within such six-year period, all rights to indemnification in respect of such claim, action, suit, proceeding or investigation shall continue until the final and nonappealable disposition thereof.

     5.8 DIRECTORS' AND OFFICERS' LIABILITY INSURANCE. Effective as of the Effective Date and continuing at least until the sixth anniversary of the Effective Date, First Virginia shall use all reasonable efforts to cause to be obtained directors' and officers' liability insurance under First Virginia's Executive Liability Insurance Policy (as disclosed to Bancorp prior to the date hereof) covering all present and former directors and officers of Bancorp and its Subsidiaries, so that coverage thereunder for all such present and former directors and officers shall be effective on and after the Effective Date for claims arising from facts or events which occurred or existed on or before the Effective Date. If First Virginia cannot obtain such insurance for such directors and officers of Bancorp and all of its Subsidiaries on or before the Effective Date, First Virginia shall use all reasonable efforts to cause to be maintained in effect, for the present and former directors and officers of Bancorp and its Subsidiaries for whom coverage cannot be obtained under such policy of First Virginia, the current policies of directors' and officers' liability insurance maintained by Bancorp and its Subsidiaries (the "Existing Policies"), so that coverage for such present and former directors and officers shall remain in effect after the Effective Date through at least the sixth anniversary of the Effective Date, for claims arising from facts or events which occurred or existed on or before the Effective date; provided, however, that First Virginia shall not be obligated to expend for coverage of such directors and officers under First Virginia's Executive Liability Insurance Policy and the Existing Policies any aggregate amount per annum in excess of 200% of the amount of the annual premiums paid as of the date hereof by Bancorp and its Subsidiaries for the Existing Policies (the "Maximum Amount"). If the amount of the annual premiums necessary to maintain or procure such insurance coverage exceeds the Maximum Amount, First Virginia shall maintain the most advantageous policies of directors' and officers' insurance obtainable for annual premiums equal to the Maximum Amount, covering those persons covered by the Existing Policies for claims arising from acts or events which occurred or existed on or before the Effective Date.

     5.9 EFFECT OF FUTURE TRANSACTIONS. If First Virginia or any of its successors or assigns (i) shall consolidate with or merge into any other corporation or entity and shall not be the continuing or surviving corporation or entity of such consolidation or merger or (ii) shall transfer all or substantially all of its assets to any individual, corporation or other entity, then and in each such case, proper provisions shall be made so that the successors and assigns of First Virginia shall assume the obligations of First Virginia set forth in Paragraphs 5.7 and 5.8.

     5.10 EXECUTIVE EMPLOYMENT AGREEMENTS. First Virginia covenants that immediately following the Effective Date it will enter into employment agreements with Frank T. Lowman, III, Louis A. Supanek and Ross J. Selby under which each of those individuals will be employed by Farmers for a period of two years following the Effective Date in the respective positions held by each of them on the Effective Date, and in each case at an annual salary not less than that received by such individual on the Effective Date, and otherwise on terms substantially similar to the terms contained in the employment agreement for John M. Suit, II provided for in Paragraph 1.6.

                                   ARTICLE VI.

         CONDITIONS PRECEDENT TO FIRST VIRGINIA'S OBLIGATIONS HEREUNDER.

     Unless waived in writing by First Virginia in its sole discretion, all obligations of First Virginia hereunder to effect the Merger shall be subject to the fulfillment prior to or at the Effective Date of the following conditions:

     6.1 REPRESENTATIONS, WARRANTIES. The representations and warranties of Bancorp herein contained shall be true in all material respects as of the Effective Date, shall be deemed made again at and as of the Effective Date and shall be true in all material respects as if so made again; Bancorp shall have performed all of the obligations and complied with all of the covenants required by this Agreement to be performed or complied with by it on or prior to the Effective Date in all material respects and First Virginia shall receive from Bancorp officers' certificates in such detail as First Virginia may reasonably request dated the day of the Effective Date and signed by the president, cashier or secretary to the foregoing effect.

     6.2 NO ADVERSE CHANGES. There shall not have been any material adverse changes in the financial position, results of operations, assets, liabilities or business of Bancorp and its Subsidiaries, taken as a whole, from March 31, 1994, the date of the Financial Statements referred to in Paragraph 3.1(e) above, to the Effective Date, which changes, individually or in the aggregate, have or constitute a Material Adverse Effect on Bancorp and its Subsidiaries.

     6.3 AUDIT OF BANCORP AND ITS SUBSIDIARIES. The audit of Bancorp and its Subsidiaries conducted pursuant to Paragraph 4.5 shall reflect stockholders' equity of Bancorp and its Subsidiaries on a consolidated basis of not less than $68.5 million as of June 30, 1994. For purposes of the audit and this Agreement, consolidated stockholders' equity shall be determined in accordance with generally accepted accounting principles applied on a consistent basis with Bancorp's prior financial statements; provided, however, that (a) no deduction shall be made from consolidated stockholders' equity by reason of the application of Financial Accounting Standard No. 115 on account of general increases in interest rates or other effects attributable to interest rate fluctuations, and (b) non-disclosures or disclosures made by Bancorp to First Virginia before or after the signing of this Agreement shall not affect inclusion or exclusion of an item from the audit process.

     6.4 LEGAL OPINION. First Virginia shall have received a written opinion, dated as of the Effective Date, from Miles & Stockbridge, counsel to Bancorp, in form reasonably satisfactory to First Virginia, which shall cover matters customary in transactions of this nature.

     6.5 EVENTS PRECEDING THE EFFECTIVE DATE. Each of the events set forth in Paragraphs 2(a)-2(i) shall have occurred.

     6.6. NO ADVERSE PROCEEDINGS. No action or proceeding against First Virginia, Bancorp or its Subsidiaries or the consummation of the transactions contemplated by this Agreement shall have been instituted or threatened or any investigations or inquiries undertaken that might eventuate in any such action or proceeding.

                                  ARTICLE VII.

             CONDITIONS PRECEDENT TO BANCORP'S OBLIGATIONS HEREUNDER.

     Unless waived in writing by Bancorp in its sole discretion, all obligations of Bancorp hereunder to effect the Merger shall be subject to the fulfillment prior to or at the Effective Date of the following conditions:

     7.1 REPRESENTATIONS, WARRANTIES AND COVENANTS. The representations and warranties of First Virginia herein contained shall be true in all material respects as of the Effective Date, shall be deemed made again at and as of the Effective Date and shall be true in all material respects as if so made again. First Virginia shall have performed all obligations and complied with all covenants required by this Agreement to be performed or complied with by it on or prior to the Effective Date in all material respects and Bancorp shall have received from First Virginia an officer's certificate in such detail as Bancorp may reasonably request dated the Effective Date and signed by its president, cashier or secretary to the foregoing effect.

     7.2 EVENTS PRECEDING THE EFFECTIVE DATE. Each of the events set forth in Paragraphs 2(a)-2(i) shall have occurred.

     7.3 NO ADVERSE PROCEEDINGS OR EVENTS. No action or proceeding against Bancorp or its Subsidiaries or First Virginia or the consummation of the transactions contemplated by this Agreement shall have been instituted or threatened or any investigations or inquiries undertaken that might eventuate in any such action or proceeding.

     7.4 NO ADVERSE CHANGES. There shall not have been any material adverse change in the financial position, results of operations, assets, liabilities or business of First Virginia and its Subsidiaries taken as a whole from March 31, 1994 to the Effective Date, which changes, individually or in the aggregate, have or constitute a Material Adverse Effect, provided, however, that a merger or acquisition or the announcement of a merger or acquisition involving First Virginia or a subsidiary of First Virginia and requiring the issuance of First Virginia Common or Preferred Stock or cash will not be considered for purposes of this section as an "adverse change" in the financial position, results of operations, assets, liabilities or business of First Virginia.

     7.5. LEGAL OPINION. Bancorp shall have received a written opinion, dated as of the Effective Date, of inhouse counsel to First Virginia, in form reasonably satisfactory to Bancorp, which shall cover matters customary in transactions of this nature.

     7.6. TAX OPINION. Bancorp shall have received the written Tax Opinion (as hereinafter defined), dated as of the Effective Date, in form satisfactory to Bancorp and in accordance with Paragraph 8.1.

     7.7. FAIRNESS OPINION. If a change of control of First Virginia (as defined in Paragraph 1.5) occurs on or prior to the effective date of the Registration Statement, or if on or prior to the effective date of the Registration Statement First Virginia enters into an agreement or announces its intention to enter into an agreement providing for a change of control of First Virginia, then it shall be a condition precedent under this Article VII that Bancorp shall have received thereafter and before the date on which the SEC declares the Registration Statement effective the written opinion of its independent financial advisor, reasonably satisfactory to Bancorp, to the effect that the consideration to be received by stockholders of Bancorp pursuant to the Merger is fair from a financial point of view.

                                  ARTICLE VIII.

          TAX OPINION AND RESTRICTIONS CONCERNING THE RESALE OF FIRST
                 VIRGINIA COMMON STOCK BY AFFILIATES OF BANCORP

     8.1 TAX OPINION. First Virginia and Bancorp agree to jointly obtain a tax opinion (the "Tax Opinion") at First Virginia's expense, reasonably satisfactory to Bancorp, from Miles & Stockbridge, counsel to Bancorp, which opinion may be relied on by Bancorp and its stockholders to the effect that:

          (a) the Merger will constitute a reorganization within the meaning of Code Section 368(a)(1)(A) and Bancorp and First Virginia will each be "a party to a reorganization" within the meaning of Code Section 368(b);

          (b) no gain or loss will be recognized by Bancorp or First Virginia upon the transfer of Bancorp's assets to First Virginia pursuant to the Merger and the assumption by First Virginia of the liabilities of Bancorp pursuant to the Merger;

          (c) the gain, if any, realized by a holder of shares of Bancorp Common Stock upon receipt of shares of First Virginia Common Stock and/or cash in exchange for shares of Bancorp Common Stock pursuant to the Merger will be recognized but not in excess of the amount of cash received; and no loss will be recognized by those Bancorp stockholders who exchange their shares of Bancorp Common Stock for shares of First Virginia Common Stock pursuant to the Merger; and

          (d) the basis of First Virginia Common Stock to be received by Bancorp stockholders will be the same as the basis of Bancorp Common Stock surrendered in exchange therefor and the holding period of the First Virginia Common Stock to be received by Bancorp stockholders will include the period during which Bancorp Common Stock surrendered in exchange therefor was held provided the Bancorp Common Stock was held as a capital asset by such Bancorp stockholder at the Effective Date.

     8.2 RESTRICTIONS ON AFFILIATES. Each of the executive officers and directors of Bancorp shall, prior to or on the Effective Date, execute and deliver to First Virginia a written representation substantially in the form of Exhibit B of this Agreement to the effect that no disposition will be made by that person of any shares of First Virginia Common Stock received after the Effective Date except within the limits and in accordance with the applicable provisions of Paragraph C, E, F, and G of Rule 144 under the Securities Act of 1933.

                                   ARTICLE IX.

             TERMINATION, AMENDMENT AND SURVIVAL OF REPRESENTATIONS.

     9.1 AMENDMENT. This Agreement and the Plan of Merger attached hereto may be amended at any time prior to the Effective Date; provided that any such amendment is in writing and is approved by the Board of Directors of each of the parties hereto and provided, further, that subsequent to the meeting in which this Agreement is approved by stockholders of Bancorp, no amendment shall be made in the exchange rate which decreases the consideration to Bancorp's stockholders without the approval of stockholders holding two-thirds of all issued and outstanding shares of Bancorp Common Stock.

     9.2 TERMINATION. Notwithstanding any other provision to the contrary of this Agreement, and notwithstanding the approval of this Agreement by the stockholders of Bancorp, this Agreement and the Plan of Merger may be terminated and the Merger abandoned (without any obligation by First Virginia or Bancorp to renegotiate the Agreement) at any time prior to the Effective Date:

     (a) By mutual consent of the Board of Directors of First Virginia and the Board of Directors of Bancorp; or

     (b) By the Board of Directors of either Bancorp or First Virginia (provided that the terminating Party is not then in material breach of any representation, warranty, covenant, or other agreement contained in this Agreement) in the event of a material breach by the other Party of any representation or warranty contained in this Agreement which cannot be or has not been cured within thirty (30) days after the giving of written notice to the breaching Party of such breach; provided, however, that a material breach of a representation or warranty shall be deemed to exist only if, when aggregated with all other such breaches, the breach has or constitutes a Material Adverse Effect; or

     (c) By the Board of Directors of either First Virginia or Bancorp (provided that the terminating Party is not then in material breach of any representation, warranty, covenant or other agreement contained in this Agreement) in the event of a material breach by the other Party of any covenant or agreement contained in this Agreement which cannot be or has not been cured within thirty (30) days after the giving of written notice to the breaching Party of such breach; or

     (d) By the Board of Directors of either First Virginia or Bancorp if (i) the Federal Reserve Board or the Maryland Bank Commissioner deny approval of the Merger and the time period for all appeals or requests for reconsideration has run or (ii) the Comptroller of the Currency, the Federal Reserve Board or the Maryland Bank Commissioner deny the conversion of either Farmers or

Atlantic into state-chartered, Federal Reserve member banks or (iii) the Federal Reserve Board denies the application of Caroline to become a member bank in the Federal Reserve System;

     (e) By the Board of Directors of either Bancorp or First Virginia in the event the Merger should not become effective within nine months of the date of this Agreement, in each case only if the failure to consummate the Merger is not caused by any breach of the Agreement by the Party electing to terminate; or

     (f) By the Board of Directors of either Bancorp or First Virginia (provided that the terminating Party is not then in material breach of any representation, warranty, covenant or other agreement contained in this Agreement) in the event that any of the conditions precedent to the obligations of such Party to consummate the Merger cannot be satisfied or fulfilled within nine months of the date of this Agreement; or

     (g) By the Board of Directors of First Virginia, at any time prior to the 30th day after execution of this Agreement in the event that First Virginia determines, after its audit of Bancorp and its Subsidiaries referred to in Paragraph 4.5, that the financial conditions of Bancorp and its Subsidiaries, taken as a whole as of the date of completion of the audit, do not meet the standards described in Paragraph 6.3; or

     (h) By the Board of Directors of First Virginia if the holders of more than 10% of the outstanding shares of Bancorp Common Stock validly exercise appraisal rights under Maryland law or if the holders of more than 20% of the outstanding shares of Bancorp Common Stock vote against the Merger;

     (i) By the Board of Directors of Bancorp if the average of the closing prices of First Virginia Common Stock as reported in The Wall Street Journal under the heading "New York Stock Exchange --Composite Transactions" or any comparable heading then in use declines to $30 per share or less for any period of ten consecutive trading days during the sixty day period immediately prior to the Effective Date; or

     (j) By the Board of Directors of Bancorp if Bancorp receives an Acquisition Proposal which the Board of Directors of Bancorp determines in good faith in accordance with Paragraph 4.3 that it must consider, and which Acquisition Proposal a majority of the full Board of Directors of Bancorp further determines to approve and to recommend to the stockholders of Bancorp for approval.

In the event of the termination of this Agreement and the Plan of Merger and the abandonment of the Merger pursuant to this Paragraph 9.2, other than the provisions of Paragraphs 4.6 and 9.4 which shall survive such termination, this Agreement and the Plan of Merger shall become void and have no effect, without any liability on the part of either Party or its directors, officers or stockholders. Notwithstanding the foregoing, nothing contained in this Paragraph 9.2 shall relieve either Party from liability for any breach of this Agreement.

     9.3  SURVIVAL OF REPRESENTATIONS AND COVENANTS.   The respective
warranties, representations, obligations and agreements of the Parties hereto shall not survive the Effective Date of the Merger except for the obligations and agreements set forth in Paragraphs 1.1, 1.3, 1.4, 1.5, 1.6, 1.7, 1.8, 1.10, 1.11, 1.12, 1.13, 4.4, 4.6, 5.1, 5.2, 5.7, 5.8, 5.9, 5.10, 8.2, 9.4, 9.5, 9.6,
9.7 and 9.8 of this Agreement and Sections 2, 3.1, 3.2, 3.3, 3.4, 3.5 and 4 of the Plan of Merger.

     9.4 EXPENSES. Whether or not the transactions herein are consummated, First Virginia shall pay all expenses and fees in connection with this Agreement and the Merger provided for herein; provided, however, that Bancorp and the Banks shall pay (a) all of their legal expenses and fees including the expenses for converting the Banks to state chartered, Federal Reserve members, except the fee of Miles & Stockbridge with respect to the Tax Opinion which fee shall be paid by First Virginia, and (b) all the expenses and fees of their advisors, including but not limited to their investment banker, their counsel (except with respect to the Tax Opinion as provided above) and their accountant, in connection with the Merger. Notwithstanding the foregoing, after the date of this Agreement if Bancorp terminates this Agreement and the Plan of Merger pursuant to Paragraph 9.2(j), Bancorp covenants and agrees (which covenant and agreement shall survive termination of this Agreement) if and when a definitive written agreement for consummation of an Acquisition Proposal with a third party (other than First Virginia) is fully executed by the parties thereto, to cause such third party to pay to First Virginia by wire transfer within one business day after such execution the sum of $3,160,000 as liquidated damages for all losses and damages suffered by First Virginia as a result of the Merger not being consummated, including, without limitation, the direct costs and expenses (including fees and expenses of First Virginia's financial consultants, printing costs, accountants and counsel) incurred by First Virginia in negotiating and carrying out the Merger and the indirect costs and expenses incurred by First Virginia in connection with the Merger, including First Virginia's management time devoted to negotiation and preparation for such transaction. In the event such third party shall refuse to pay such amount, the amount shall be an obligation of Bancorp and shall be paid by Bancorp promptly upon notice to Bancorp by First Virginia.

     9.5 NOTICES. All notices, requests, demands and other communications under or connected with this Agreement shall be in writing and (a) if to First Virginia shall be addressed to First Virginia Banks, Inc. 6400 Arlington Boulevard, Falls Church, Virginia 22042-2336, Attention: Barry J. Fitzpatrick, Executive

Vice President, with copies to its counsel, Christopher M. Cole, Vice President and Assistant General Counsel and (b) if to Bancorp shall be addressed to Farmers National Bancorp, 5 Church Circle, Annapolis, Maryland 21401,
Attention: Charles L. Schelberg, Chairman, with a copy to its counsel, Miles & Stockbridge, a Professional Corporation, 10 Light Street, Baltimore, Maryland 21202, Attention: Lowell R. Bowen.

     9.6 ENTIRE AGREEMENT IN EFFECT. This Agreement, including Exhibits A and B, is intended by the Parties to and does constitute the entire agreement of the Parties with respect to the transactions contemplated hereunder. This Agreement including the Plan of Merger attached hereto supersedes any and all other prior understandings and agreements between the Parties hereto and it may not be changed, waived, discharged or terminated orally but only in writing by a party against which enforcement of the change, waiver, or discharge or termination is sought.

     9.7 GENERAL. The paragraph headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement. This Agreement and the Plan of Merger attached hereto may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, all of which shall become one and the same instrument. This Agreement and the Plan of Merger attached hereto shall inure to the benefit of and be binding upon the parties hereto and their respective successors; it shall not be assigned. It is intended and agreed by the Parties that in addition to the rights of Bancorp's stockholders after consummation of the Merger, the persons benefitted by the provisions of Paragraphs 1.5, 1.11, 1.12, 5.7, 5.8 and 5.9 of this Agreement and Section 2 of the Plan of Merger shall be deemed third party beneficiaries of such provisions, and such persons and their heirs and personal representatives shall be entitled to enforce the agreements and obligations of First Virginia under such provisions after the Effective Date of the Merger.

     9.8 GOVERNING LAW. This Agreement shall be construed in accordance with the laws of the State of Virginia.

     IN WITNESS WHEREOF, First Virginia and Bancorp have caused this Agreement to be duly executed by their respective chairmen or presidents and their respective seals to be hereunto affixed and attested by their respective cashiers or secretaries thereunto duly authorized as of the date first written above.

ATTEST:                            FIRST VIRGINIA BANKS, INC.



 /s/ THOMAS P. JENNINGS            By   /s/ ROBERT H. ZALOKAR
- - -------------------------------       -----------------------------------------
Thomas P. Jennings,                   Robert H. Zalokar, Chairman
Vice President and                    of the Board and Chief
Secretary                             Executive Officer


ATTEST:                            FARMERS NATIONAL BANCORP



 /s/ NORMA K. BEHLKE               By   /s/ JOHN M. SUIT, II
- - -------------------------------       -----------------------------------------
Secretary                             John M. Suit, II
                                      President

                                                                       EXHIBIT A

                                 PLAN OF MERGER

                                       OF

                            FARMERS NATIONAL BANCORP

                                      INTO

                           FIRST VIRGINIA BANKS, INC.


     1. THE PARTIES. Farmers National Bancorp a Maryland corporation ("Bancorp") shall merge with and into First Virginia Banks, Inc. (the "Merger"), a Virginia corporation ("First Virginia") (collectively referred to herein as the "Constituent Corporations"). First Virginia shall be (as is hereinafter called when reference is made to it at and after the consummation of the Merger) the Surviving Corporation. The name of the Surviving Corporation shall be First Virginia Banks, Inc. The Merger shall become effective at a time specified in the Articles of Merger filed with both the Virginia State Corporation Commission and the Maryland State Department of Assessments and Taxation (the "Effective Date").

     2. ARTICLES OF INCORPORATION; BYLAWS. At the Effective Date, the Ar-ticles of Incorporation and Bylaws of the Surviving Corporation shall be the Articles of Incorporation and Bylaws of First Virginia as in effect immediately prior to the Effective Date. First Virginia acknowledges and agrees that the rights of all persons accrued or existing on or before the Effective Date of the Merger under Article Seventh, clause (2) and Article Ninth of the charter of Bancorp shall survive the consummation of the Merger.

     3. EFFECT OF THE MERGER ON CAPITAL STOCK, ASSETS, LIABILITIES AND CAPITALIZATION OF BANCORP AND FIRST VIRGINIA.

          3.1 CONVERSION OF STOCK OF BANCORP. At the Effective Date, each issued and outstanding share of Bancorp Common Stock other than treasury shares shall by virtue of the Merger and without any action by the holder thereof be converted in accordance with the provisions of Section 3.2 hereof, into shares of First Virginia Common Stock which shall be validly issued, fully paid and nonassessable or cash. Each share of the Common Stock of the Surviving Corporation which shall be issued and outstanding prior to the Merger shall continue to be issued and outstanding.

          3.2  CONVERSION RATE. At the Effective Date of the Merger:

     (a) CONVERSION OF STOCK. Each share of Bancorp Common Stock which is issued and outstanding as of the Effective Date of the

Merger (other than shares exchanged for cash and Dissenting Shares) shall, and without any action by the holder thereof, be converted into 1.5 shares of First Virginia Common Stock, proportionately adjusted for any stock split, stock dividends or other similar capital adjustments between the date of the Agreement and Plan of Reorganization between the Parties hereto (the "Agreement") and the Effective Date of the Merger by First Virginia. No fractional shares of First Virginia Common Stock shall be issued to Bancorp stockholders. In lieu thereof, each Bancorp stockholder shall receive upon surrender of his Bancorp Common Stock an amount in cash equal to the amount of any fractional share he would otherwise be entitled to receive multiplied by the average of the closing prices per share of First Virginia Common Stock as reported in THE WALL STREET JOURNAL under the heading "New York Stock Exchange--Composite Transactions" or any comparable heading then in use, for each of the last ten trading days ending on the tenth trading day prior to the Effective Date of the Merger.

     (b) CASH ELECTION. Holders of shares of Bancorp Common Stock will be given the option of exchanging their shares for $58.53 per share in cash, provided that the number of shares that may be exchanged for cash, when added to Dissenting Shares (as defined below) shall not exceed 30% of the shares of Bancorp Common Stock outstanding immediately prior to the Effective Date of the Merger. The cash election must be made at the time the Bancorp stockholders vote on the Merger and once such vote has been taken, the cash election shall be irrevocable. If the aggregate of (i) shares as to which a cash election is made and (ii) Dissenting Shares exceeds 30% of the shares of Bancorp Common Stock outstanding immediately prior to the Effective Date of the Merger, First Virginia first will pay cash for shares submitted for cash exchange by each holder of 100 or fewer shares of Bancorp Common Stock (if such holder has submitted all his shares for cash exchange) and then will pay cash for shares submitted for cash pro rata. Shares not exchanged for cash after proration will be exchanged for First Virginia Common Stock at the exchange ratio provided above. If (i) the aggregate of (A) shares as to which a cash election is made and (B) Dissenting Shares is less than 10.1% of the total number of shares of Bancorp Common Stock outstanding immediately prior to the Effective Date of the Merger and (ii) First Virginia is advised by its independent accountants that it cannot otherwise qualify to treat the Merger as a purchase for accounting purposes after First Virginia has used all reasonable efforts to qualify for such purchase accounting treatment by repurchasing outstanding shares of First Virginia Common Stock, then First Virginia will pay to Bancorp stockholders, other than for Dissenting Shares and shares for which a cash election is made, a pro rata cash payment equal in an aggregate amount to the difference between (i) the amount of cash that would have been paid if there were no Dissenting Shares and holders of 10.1% of the total number of shares of Bancorp Common Stock outstanding immediately prior to the Effective Date of the Merger had elected cash at $58.53 per share in exchange for that percentage of shares of Bancorp Common Stock and (ii) the aggregate amount of cash paid to Bancorp stockholders electing cash and holders of Dissenting Shares (for purposes of this calculation only, holders of Dissenting Shares shall be assumed to be entitled to receive $58.53 cash per Dissenting Share). The pro rata cash payment payable to each Bancorp stockholder (other than for Dissenting Shares and shares for which a cash election is made) as provided in the immediately preceding sentence shall be in exchange for that number of shares of Bancorp Common Stock held by such stockholder immediately prior to the Effective Date equal to the amount of such cash payment divided by $58.53, and the remaining shares of Bancorp Common Stock held by such Stockholder immediately prior to the Effective Date will be converted into shares of First Virginia Common Stock at the exchange ratio and upon the terms and conditions provided above.

     Bancorp stockholders who elect to exchange some or all of their shares of Bancorp Common Stock for cash must submit to Bancorp certificates for the shares being exchanged for cash at or prior to the meeting of Bancorp stockholders called to consider the Merger. If the Merger is approved by Bancorp stockholders at this meeting, a stockholder's election to receive cash is irrevocable and Bancorp will retain certificates for shares submitted for cash purchase until either (1) termination of the Agreement and this Plan of Merger, upon which Bancorp will return such certificates or (2) the Effective Date of the Merger when the exchange agent will exchange such certificates for cash to the extent required by the Agreement and this Plan of Merger.

     (c) After the Effective Date of the Merger, each holder of a certificate for theretofore outstanding shares of Bancorp Common Stock, upon surrender of such certificate to the exchange agent designated by First Virginia (the "Exchange Agent"), unless previously surrendered to Bancorp in connection with the exercise of the cash option, and a letter of transmittal which shall be mailed to each holder of a certificate for theretofore outstanding shares of Bancorp Common Stock by the Exchange Agent promptly following the Effective Date of the Merger, shall be entitled to receive in exchange therefor a certificate or certificates representing the number of full shares of First Virginia Common Stock for which shares of Bancorp Common Stock theretofore represented by the certificate or certificates so surrendered shall have been exchanged as provided in the Agreement and this Plan of Merger, or cash if the cash option provided above is properly elected, or in the event of a pro rata cash payment as provided above, a combination of cash and First Virginia Common Stock. Until so surrendered, each outstanding certificate which, prior to the Effective Date of the Merger, represented Bancorp Common Stock, will be deemed evidence of the right to receive either (i) the number of full shares of First Virginia Common Stock into which the number of shares of Bancorp Common Stock formerly represented thereby may be converted in accordance with the exchange ratio provided above, or (ii) $58.53 cash per share multiplied by the number of shares of Bancorp Common Stock formerly represented by such certificate if the cash option provided above was properly elected, or (iii) a combination thereof as provided above; and after the Effective Date of the Merger (unless the cash option is properly elected) will be deemed for all corporate purposes of First Virginia to evidence ownership of the number of full shares of First Virginia Common Stock into which the shares of Bancorp Common Stock formerly represented thereby were converted.

     With respect to shares of First Virginia Common Stock into which shares of Bancorp Common Stock are converted pursuant to the Merger, until such outstanding certificates formerly representing Bancorp Common Stock are surrendered, no dividend payable to holders of record of First Virginia Common Stock for any period as of any date subsequent to the Effective Date of the Merger shall be paid to the holder of such outstanding certificates in respect thereof. After the Effective Date of the Merger, there shall be no further registry transfer on the records of Bancorp of shares of Bancorp Common Stock. If a certificate representing such shares is presented to First Virginia, it shall be cancelled and exchanged for a certificate representing shares of First Virginia Common Stock and/or cash as herein provided. Upon surrender of certificates of Bancorp Common Stock in exchange for First Virginia Common Stock, there shall be paid to the record holder of the certificates of First Virginia Common Stock issued in exchange therefor (i) the amount of dividends theretofore paid with respect to such full shares of First Virginia Common Stock as of any date subsequent to the Effective Date of the Merger which have not been paid to a public official pursuant to abandoned property laws and (ii) at the appropriate payment date the amount of dividends with a record date after the Effective Date of the Merger but prior to surrender and a payment date subsequent to surrender. No interest shall be payable with respect to such dividends upon surrender of outstanding certificates. Subject to the immediately preceding two sentences, whenever a dividend or other distribution is declared by First Virginia on First Virginia Common Stock, the record date for which is on or after the Effective Date of the Merger, the declaration shall include dividends or other distributions on all shares of First Virginia Common Stock issuable pursuant to the Merger as provided above, whether or not certificates for those shares of First Virginia Common Stock have then been issued as provided above.

     3.3 DISSENTING BANCORP SHARES. Notwithstanding anything in this Plan of Merger to the contrary, shares of Bancorp Common Stock which are issued and outstanding immediately prior to the Effective Date of the Merger and which are held by a stockholder who exercised in accordance with applicable law the right (to the extent such right is available by law) to demand and receive payment of the fair value of his shares of Bancorp Common Stock pursuant to Maryland law (the "Dissenting Shares") shall be canceled and shall not be converted into or be exchangeable for the right to receive the consideration provided in Section
3.2 of this Plan of Merger, but the holders thereof shall be entitled to payment of the fair market value of such shares in accordance with Maryland law subject to the procedures and conditions specified under Maryland law unless and until such holder shall fail to perfect his right to dissent or shall have effectively withdrawn or lost such right as the case may be. If such holder shall have failed to perfect or shall have effectively withdrawn or lost such right, his shares of Bancorp Common Stock shall thereupon be deemed at the Effective Date of the Merger to have been converted into the right to receive the consideration provided in Section 3.2 of this Plan of Merger.

          3.4 ASSETS. The Surviving Corporation shall possess all the rights, interest, privileges, immunities, powers, franchises, concessions, certificates of authority of a public as well as a private nature of each of First Virginia and Bancorp and all property, real and personal, and every interest therein, and all debts and other obligations due on whatever account, and all other choses in action and all and every interest of, or belonging to, or due to each of First Virginia and Bancorp and the title to all real estate or any interest therein, vested in either of Bancorp or First Virginia, shall not revert or be in any way impaired by reason of the Merger.

          3.5 LIABILITIES. The Surviving Corporation shall be liable for liabilities of Bancorp and all valid debts, liabilities, duties and obligations of Bancorp shall thenceforth attach to the Surviving Corporation and may be enforced against it to the same extent as if said debts, liabilities, duties and obligations had been originally incurred or contracted by it and neither the rights of creditors nor any liens upon the property of either Bancorp or First Virginia shall be impaired by the Merger.

     4. BOARD OF DIRECTORS AND OFFICERS. From and after the Effective Date, the directors of the Surviving Corporation shall be the directors of First Virginia immediately prior to the Effective Date and the officers of the Surviving Corporation shall be the officers of First Virginia immediately prior to the Effective Date.

     5. CONDITIONS. Consummation of the Merger is subject to the following conditions:

     (i) approving vote of the holders of a two-third's of the outstanding shares of Bancorp Common Stock entitled to vote; (ii) the approval of the Merger by the Board of Directors of the Federal Reserve System, the Maryland Bank Commissioner and the State Corporation Commission of Virginia; and (iii) the satisfaction of all other conditions to the Merger as contained in the Agreement.

     6. TERMINATION AND ABANDONMENT. This Plan of Merger may be terminated and the Merger abandoned as provided in Paragraph 9.2 of the Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Plan of Merger as of the 1stday of July, 1994.


ATTEST:                            FIRST VIRGINIA BANKS, INC.



 /s/ THOMAS P. JENNINGS            By   /s/ ROBERT H. ZALOKAR
- - --------------------------------      -----------------------------------------
Thomas P. Jennings, Vice              Robert H. Zalokar, Chairman
President and Secretary               of the Board and Chief
                                      Executive Officer

ATTEST:                            FARMERS NATIONAL BANCORP



 /s/ NORMA K. BEHLKE               By    /s/ JOHN M. SUIT, II
- - --------------------------------      -----------------------------------------
Secretary                             John M. Suit, II
                                      President

EXHIBIT B


TO: PRINCIPAL OFFICERS, DIRECTORS, AND STOCKHOLDERS OF FARMERS NATIONAL BANCORP

Re: Restrictions on Resale of First Virginia Common Stock


     The Federal Securities Laws impose certain limitations on the resale of securities of publicly owned companies acquired by principal officers and directors in merger-type transactions. We are required to note these restrictions in the proxy statement and to receive your acknowledgment and agreement to these restrictions.

     As to the acquisition of Farmers National Bancorp ("Bancorp") by First Virginia, these restrictions, in summary, are as follows:

     For a period of two years from the date of the acquisition, any principal officer or director of Bancorp may not resell, in any three-month period, more than approximately 300,000 shares of First Virginia Common Stock acquired pursuant to the merger. In addition, such securities must be sold in brokers' transactions or in a transaction with a market maker. A broker's transaction is defined as a transaction in which a broker (i) does no more than execute the order to sell the security, receiving no more than the customary broker's commission and (ii) neither solicits nor arranges for the solicitation of orders to buy the security in anticipation of or in connection with the transaction. A more detailed description of these restrictions is as follows:

     Although the issuance of securities of First Virginia Banks, Inc. in the proposed merger will be registered under the Securities Act and will be issued in compliance with any applicable state laws relating to securities, any public reoffering or sale of such securities by any person who is an "affiliate" of Bancorp at the time the Agreement is submitted to a vote of Bancorp stockholders and who thus could be deemed an "underwriter" will, under current law, require either (i) the further registration under the Securities Act of the securities of First Virginia to be sold or (ii) compliance with Rule 145 under the Securities Act (as described below) or (iii) the availability of another exemption from such registration. An "affiliate" is defined as a "controlling person", which could mean, generally, a stockholder owning 10% or more of Bancorp's stock or a director or principal officer of Bancorp. Compliance with Rule 145 requires compliance with certain of the provisions of Rule 144 under the Securities Act. Under such provisions, "affiliates" are only able to sell, in any three-month period, the greater of (i) 1% of the securities of the class outstanding as shown by First Virginia's most recent report or statement,
(ii) the average weekly reported volume of trading in those securities on all national securities exchanges and reported through the national quotation system of a registered securities association (i.e., NASDAQ), or (iii) to the extent such figures are available, the average weekly volume of trading in the securities reported through the consolidated transaction reporting system mandated by Rule 17a-15 under the Securities Exchange Act of 1934 for the same four-week period. In addition, if an "affiliate" acts in concert with another person for the purpose of any such sales, the sales of all persons acting in concert would be limited in the aggregate to such maximum number of securities in any three-month period. Two additional requirements of Rule 144 which must be satisfied in complying with Rule 145 are that (1) First Virginia must have been current for a period of twelve months prior to the sale in the filing of all reports required by the Securities and Exchange Commission (a condition which First Virginia presently fulfills and which it will endeavor to fulfill in the future), and (2) First Virginia securities must be sold in brokers' transactions or in a transaction directly with a market maker in the First Virginia security involved. A broker's transaction is defined as a transaction in which a broker (i) does no more than execute the order to sell the security, receiving no more than the customary broker's commission and (ii) neither solicits nor arranges for the solicitation of orders to buy the security in anticipation of or in connection with the transaction.

     If you have any questions about these restrictions either at present or in the future, please feel free to contact me.

     Please acknowledge your receipt of and agreement to these restrictions by signing a copy of this letter and returning it to me.

                                   Very truly yours,



                                   Christopher M. Cole
                                   Vice President and Assistant
                                   General Counsel

CMC:nel

ACKNOWLEDGED AND AGREED:


___________________________________
(Name and date)