Form 10-Q
period 1994-09-30
FARMERS NATIONAL BANCORP /MD/
filed 1994-11-10
CIK 700850

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994

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

      Class                               Outstanding at October 31, 1994
Common stock, $1.00 par value                 2,699,056 shares

                             FARMERS NATIONAL BANCORP
                                      INDEX


PART I.  Financial Information                               Page Number

  ITEM I. Financial Statements

      Consolidated Balance Sheets
        September 30, 1994 and December 31, 1993                   1

      Consolidated Statements of Income
        Nine Months Ended September 30, 1994 and 1993              2
        Three Months Ended September 30, 1994 and 1993             4

      Consolidated Statements of Changes in
          Stockholders' Equity
        Nine Months Ended September 30, 1994 and 1993              6
        Three Months Ended September 30, 1994 and 1993             7

      Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 1994 and 1993              8
        Three Months Ended September 30, 1994 and 1993             9

      Notes to Consolidated Financial Statements                  10


  ITEM 2.  Managements's Discussion and Analysis of
             Financial Condition and Results of Operations        11



PART II.  Other Information

  Items 1 Through 6(B)                                            14

  Signatures                                                      15

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                            FARMERS NATIONAL BANCORP
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousand)


                                                 Sept. 30, 1994   Dec. 31, 1993
                                                 --------------   -------------
                                                   (unaudited)
Assets
Cash and due from banks                               $ 29,431       $  30,460
Interest bearing deposits with banks                     2,368           2,328
Federal funds sold                                      11,300          42,400
Investment securities
  Available for sale                                    38,881         100,639
  Held to maturity - fair value of
    $280,108 (1994) and $217,779 (1993)                285,712         216,237
                                                      ---------       ---------
    Total investment securities                        324,593         316,876
Loans                                                  321,184         303,423
Less: allowance for loan losses                         (5,812)         (5,558)
                                                      ---------       ---------
    Net loans                                          315,372         297,865
Premises and equipment, net                              8,938           9,182
Other real estate owned                                  2,170           2,100
Accrued income and other assets                         14,592          12,998
                                                      ---------       ---------
Total Assets                                          $708,764        $714,209
                                                      =========       =========
Liabilities
Noninterest bearing demand deposits                   $ 88,931        $ 84,680
Interest bearing demand deposits                       197,845         204,481
Savings deposits                                       167,272         162,175
Time deposits                                          162,421         168,621
                                                      ---------       ---------
    Total deposits                                     616,469         619,957
Federal funds purchased and securities sold
  under agreement to repurchase                          8,705          10,481
Liabilities for borrowed money                           3,440           6,976
Accrued expenses and other liabilities                   6,827           6,855
                                                      ---------       ---------
Total Liabilities                                      635,441         644,269
                                                      ---------       ---------
Stockholders' Equity
Common stock, par value $1 per share; shares
  authorized 10,000,000; shares issued 2,699,056         2,699           2,699
Surplus                                                 29,728          29,728
Retained earnings                                       40,896          37,513
                                                      ---------       ---------
Total Stockholders' Equity                              73,323          69,940
                                                      ---------       ---------
Total Liabilities and Stockholders' Equity            $708,764        $714,209
                                                      =========       =========


See accompanying notes.

                             FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)


                                                    Nine Months Ending Sept. 30,
                                                         1994             1993
                                                        -------          -------
Interest Income
Interest and fees on loans                              $20,655          $20,677
Interest on deposits with banks                             104              104
Interest on federal funds sold                              716              561
Interest and dividends on investment securities:
  Taxable interest and dividend income                    8,877           10,191
  Tax-exempt interest and dividend income                 2,586            2,149
                                                        -------          -------
    Total interest and dividends on investment
      securities                                         11,463           12,340
                                                        -------          -------
    Total Interest Income                                32,938           33,682
                                                        -------          -------
Interest Expense
Interest on deposits:
  Time deposits of $100,000 or more                         769              892
  Other deposits                                         11,486           11,751
                                                        -------          -------
    Total interest on deposits                           12,255           12,643
Interest on Federal funds purchased and securities
  sold under agreement to repurchase                        214              172
Interest on borrowed money                                   76               78
                                                        -------          -------
    Total Interest Expense                               12,545           12,893
                                                        -------          -------
Net Interest Income                                      20,393           20,789

Provision for loan losses                                   613            1,348
                                                        -------          -------
Net Interest Income After Provision for Loan Losses      19,780           19,441
                                                        -------          -------
Noninterest Income
Trust income                                                451              348
Service charges on deposit accounts                       1,885            1,938
Other service charges and commissions                       398              386
Gains (losses) on investment securities                      29               --
Other income                                                705              679
                                                        -------          -------
    Total Noninterest Income                            $ 3,468          $ 3,351
                                                        -------          -------

                             FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)
                                   (Continued)


                                                    Nine Months Ending Sept. 30,
                                                         1994             1993
                                                        -------          ------
Noninterest Expense
Salaries and employee benefits                          $ 7,437          $ 6,989
Net occupancy expense                                       890              876
Furniture and equipment expense                           1,172              988
FDIC Insurance Expense                                    1,035            1,014
Other expenses                                            3,165            2,950
                                                        -------          -------
    Total Noninterest Expense                            13,699           12,817
                                                        -------          -------
Income Before Income Taxes                                9,549            9,975
Income Taxes                                              2,600            2,772
                                                        -------          -------
Income before cumulative effect of
  Accounting Change                                       6,949            7,203
Cumulative effect of Accounting Change (1)                   --            1,431
                                                        -------          -------
Net Income                                              $ 6,949          $ 8,634
                                                        =======          =======

PER SHARE DATA

Income before cumulative effect of
  Accounting Change                                       $2.57            $2.67
Cumulative effect of Accounting Change (1)                   --              .53
                                                          -----            -----
Net Income                                                $2.57            $3.20
                                                          =====            =====

Dividends declared                                        $ .90            $ .75
                                                          =====            =====


(1) Benefit as of January 1, 1993 due to adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.



See accompanying notes.

                             FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)


                                                  Three Months Ending Sept. 30,
                                                         1994             1993
                                                        -------          -------
Interest Income
Interest and fees on loans                              $ 7,106          $ 6,863
Interest on deposits with banks                              34               34
Interest on federal funds sold                              245              239
Interest and dividends on investment securities:
  Taxable interest and dividend income                    3,089            3,242
  Tax-exempt interest and dividend income                   846              778
                                                        -------          -------
    Total interest and dividends on investment
      securities                                          3,935            4,020
                                                        -------          -------
    Total Interest Income                                11,320           11,156
                                                        -------          -------
Interest Expense
Interest on deposits:
  Time deposits of $100,000 or more                         252              296
  Other deposits                                          3,965            3,887
                                                        -------          -------
    Total interest on deposits                            4,217            4,183
Interest on Federal funds purchased and securities
  sold under agreement to repurchase                         83               57
Interest on borrowed money                                   23               33
                                                        -------          -------
    Total Interest Expense                                4,323            4,273
                                                        -------          -------
Net Interest Income                                       6,997            6,883

Provision for loan losses                                   217              477
                                                        -------          -------
Net Interest Income After Provision for Loan Losses       6,780            6,406
                                                        -------          -------
Noninterest Income
Trust income                                                140              126
Service charges on deposit accounts                         627              638
Other service charges and commissions                       150              151
Gains (losses) on investment securities                      --               --
Other income                                                248              225
                                                        -------          -------
    Total Noninterest Income                            $ 1,165          $ 1,140
                                                        -------          -------


                             FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                        (unaudited, dollars in thousands)
                                   (Continued)



                                                   Three Months Ending Sept. 30,
                                                         1994             1993
                                                        -------          ------
Noninterest Expense
Salaries and employee benefits                          $ 2,541          $ 2,362
Net occupancy expense                                       312              345
Furniture and equipment expense                             359              295
FDIC Insurance Expense                                      346              340
Other expenses                                            1,311              974
                                                        -------          -------
    Total Noninterest Expense                             4,869            4,316
                                                        -------          -------
Income Before Income Taxes                                3,076            3,230
Income Taxes                                                914              889
                                                        -------          -------
Income before cumulative effect of
  Accounting Change                                       2,162            2,341
Cumulative effect of Accounting Change (1)                   --               --
                                                        -------          -------
Net Income                                              $ 2,162          $ 2,341
                                                        =======          =======

PER SHARE DATA

Income before cumulative effect of
  Accounting Change                                       $ .80            $ .87
Cumulative effect of Accounting Change (1)                   --               --
                                                          -----            -----
Net Income                                                $ .80            $ .87
                                                          =====            =====

Dividends declared                                        $ .30            $ .25
                                                          =====            =====


(1) Benefit as of January 1, 1993 due to adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.




See accompanying notes.

                             FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                        (unaudited, dollars in thousands)


                                                   Nine Months Ending Sept. 30,
                                                        1994            1993
                                                       -------         -------
Common Stock
Balance, beginning of period                           $ 2,699         $ 2,699
                                                       -------         -------
Balance, end of period                                 $ 2,699         $ 2,699
                                                       =======         =======


Surplus
Balance, beginning of period                           $29,728         $29,728
                                                       -------         -------
Balance, end of period                                 $29,728         $29,728
                                                       =======         =======


Retained Earnings
Balance, beginning of period                           $37,513         $29,406
Net Income                                               6,949           8,634
Cash dividends ($.90 per share in 1994,
   $.75 per share in 1993)                              (2,429)         (2,024)
Change in net unrealized holding
  gains (losses) on investment securities               (1,137)             --
                                                       -------         -------
Balance, end of period                                 $40,896         $36,016
                                                       =======         =======


See accompanying notes.

                             FARMERS NATIONAL BANCORP
                        CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                        (unaudited, dollars in thousands)


                                                   Three Months Ending Sept. 30,
                                                        1994            1993
                                                       -------         -------
Common Stock
Balance, beginning of period                           $ 2,699         $ 2,699
                                                       -------         -------
Balance, end of period                                 $ 2,699         $ 2,699
                                                       =======         =======

Surplus
Balance, beginning of period                           $29,728         $29,728
                                                       -------         -------
Balance, end of period                                 $29,728         $29,728
                                                       =======         =======

Retained Earnings
Balance, beginning of period                           $39,506         $34,350
Net Income                                               2,162           2,341
Cash dividends ($.30 per share in 1994,
   $.25 per share in 1993)                                (809)           (675)
Change in net unrealized holding
  gains (losses) on investment securities                   37              --
                                                       -------         -------
Balance, end of period                                 $40,896         $36,016
                                                       =======         =======


See accompanying notes.

                             FARMERS NATIONAL BANCORP
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                        (unaudited, dollars in thousands)


                                                Nine Months Ending Sept. 30,
                                                   1994             1993
                                                ---------        ---------

Operating Activities
Net income                                      $  6,949         $  8,634
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Cumulative effect of accounting change              --           (1,431)
  Provision for loan losses                          613            1,348
  Depreciation and amortization                    1,100              915
  Decrease (increase) in accrued
    income and other assets                         (987)            (568)
  Increase (decrease) in accrued
    expenses and other liabilities                   (28)            (792)
  Other, net                                         856            1,547
                                                ---------        ---------
Net cash provided by operating activities          8,503            9,653
                                                ---------        ---------
Investing Activities
  Net decrease (increase) in interest
    bearing balances with banks                      (40)           1,991
  Maturities, sales and principal payments
    of investment securities                     113,999          109,523
  Funds invested in investment securities       (124,285)        (125,678)
  Net (increase) in loans                        (18,269)          (8,045)
  Expenditures for premises and equipment           (808)          (1,595)
                                                ---------        ---------
Net cash provided by (applied to)
    investing activities                         (29,403)         (23,804)
                                                ---------        ---------
Financing Activities
  Net increase (decrease) in deposits             (3,488)           3,557
  Net increase (decrease) in
    short-term borrowings                         (5,274)           2,543
  Repayments of long-term debt                       (38)             (35)
  Cash dividends paid                             (2,429)          (2,024)
                                                ---------         --------
Net cash provided by (applied to)
  financing activities                           (11,229)           4,041
                                                ---------         --------
Net increase (decrease) in cash and
  cash equivalents                               (32,129)         (10,110)
Cash and cash equivalents at
  beginning of period                             72,860           64,082
                                                ---------        ---------
Cash and cash equivalents at end of period      $ 40,731         $ 53,972
                                                =========        =========
Noncash Investing Activities
  Transfer from loans to
    other real estate owned                     $     70         $     91
  Net unrealized holding gains
    (losses) on investment securities             (1,137)              --
                                                =========        =========


See accompanying notes

                             FARMERS NATIONAL BANCORP
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                        (unaudited, dollars in thousands)


                                                 Three Months Ending Sept. 30,
                                                   1994             1993
                                                ---------        ---------
Operating Activities
Net income                                      $  2,162         $  2,341
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Cumulative effect of accounting change              --               --
  Provision for loan losses                          217              477
  Depreciation and amortization                      347              267
  Decrease (increase) in accrued
    income and other assets                         (629)            (397)
  Increase (decrease) in accrued
    expenses and other liabilities                   298             (312)
  Other, net                                         156              509
                                                ---------        ---------
Net cash provided by operating activities          2,551            2,885
                                                ---------        ---------
Investing Activities
  Net decrease (increase) in interest
    bearing balances with banks                      (32)              (6)
  Maturities, sales and principal payments
    of investment securities                      26,006           40,059
  Funds invested in investment securities        (23,845)         (46,168)
  Net (increase) in loans                         (5,174)          (3,826)
  Expenditures for premises and equipment           (146)            (496)
                                                ---------        ---------
Net cash provided by (applied to)
    investing activities                          (3,191)         (10,437)
                                                ---------        ---------
Financing Activities
  Net increase (decrease) in deposits             (1,327)          (4,347)
  Net increase (decrease) in
    short-term borrowings                         (1,405)           1,702
  Repayments of long-term debt                       (13)             (12)
  Cash dividends paid                               (809)            (675)
                                                ---------         --------
Net cash provided by (applied to)
  financing activities                            (3,554)          (3,332)
                                                ---------         --------
Net increase (decrease) in cash and
  cash equivalents                                (4,194)         (10,884)
Cash and cash equivalents at
  beginning of period                             44,925           64,856
                                                ---------        ---------
Cash and cash equivalents at end of period      $ 40,731         $ 53,972
                                                =========        =========
Noncash Investing Activities
  Transfer from loans to
    other real estate owned                     $     --         $     91
  Net unrealized holding gains
    (losses) on investment securities                (37)              --
                                                =========        =========


See accompanying notes

                             FARMERS NATIONAL BANCORP
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) in conformity with generally accepted accounting principles necessary to present fairly the financial position as of September 30, 1994, and December 31, 1993, and the results of operations and cash flows for the nine and three month periods ended September 30, 1994 and 1993. Certain reclassifications have been made to amounts previously reported to conform with the classification made in 1994.


Note 2. Earning per share

     Earning per share are based on the 2,699,056 weighted average number of shares outstanding in both 1994 and 1993.


Note 3. Pending Affiliation

     On July 1, 1994, Farmers National Bancorp announced that it had entered into an Agreement and Plan of Reorganization with First Virginia Banks, Inc. pursuant to which First Virginia Banks, Inc. will affiliate with Bancorp by means of a merger in which Bancorp stockholders will receive 1.5 shares of First Virginia's common stock in exchange for each share of Bancorp stock, provided that, at the election of the holders, up to 30% of all outstanding Bancorp shares may be exchanged for cash at $58.53 per share. First Virginia has waived a provision of the Agreement and Plan of Reorganization that under certain circumstances might have required an exchange of some shares of Bancorp common stock for cash by Bancorp stockholders desiring to receive First Virginia common stock for their shares.

     The merger of Bancorp and First Virginia contemplated by the Agreement and Plan of Reorganization is subject to various conditions set forth in the Agreement and Plan of Reorganization, including the approval of the merger by Bancorp's stockholders and state and federal regulatory authorities. Another such condition was the satisfactory completion of an audit of Bancorp and its subsidiaries by First Virginia to confirm that Bancorp's consolidated stockholders' equity was not less than $68.5 million as of June 30, 1994. By letter dated July 27, 1994, First Virginia advised Bancorp that the audit has been completed and this condition satisfied. By letter dated September 29, 1994, the Federal Reserve Bank of Richmond approved the merger of Bancorp with First Virginia pursuant to Section 3 of the Bank Holding Company Act and required that the merger be consummated within three months of such date unless such period is extended. On October 11, 1994, the Federal Reserve Bank of Richmond approved the applications of Bancorp's three subsidiary banks to become members of the Federal Reserve System. In addition, on October 6, 1994, the Bureau of Financial Institutions of the Virginia State Corporation Commission approved pursuant to Virginia law the acquisition of Bancorp's subsidiary banks by First Virginia. Certain other conditions to consummation of the merger remain outstanding.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Financial Condition

Total assets of Farmers National Bancorp ("Bancorp") were $709 million as of September 30, 1994, a 1.0 percent increase over the $702 million of September 30, 1993, and a .8 percent decrease from the $714 million of December 31, 1993. The lack of asset growth in 1994 is the result of flat deposits and moderate loan demand offset by a reduction in Federal funds sold. Total deposits were $616 million as of September 30, 1994, a slight increase of 1.0 percent over the $611 million a year ago and a decrease of .6 percent from year end 1993.

As the banking industry continues to experience an erosion of deposits to mutual funds and other nonbanking investments, Bancorp has continued to maintain it's deposit base. However, there has been a shift in deposit products. The slight decrease in interest bearing transaction accounts and significant decrease in certificates of deposits was offset by the increase in regular savings accounts as the consumer continues to deposit funds to accounts with liquidity and adequate yield in anticipation of rising interest rates during 1994.

To improve the yield on earning assets, the balance of federal funds was reduced and invested in short term government securities and the loan portfolio. While loan demand still remains light, Bancorp has experienced increased consumer activity during the second and third quarters. As a result, total loans outstanding equaled $321 million at September 30, 1994, an increase of 5.9 percent over December 31, 1993.

Nonperforming loans, which are loans nonaccruing or past due more than 90 days, increased slightly compared to a year ago, but still represent only 1.26 percent of outstanding loans as of September 30, 1994. High credit quality is reflected in the .05 percent ratio of net charge-offs to average loans outstanding for the nine month period in 1994.

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

Shareholder equity as of September 30, 1994 totaled $73 million, a 4.8 percent increase over the December 31, 1993 total of $70 million, and a 7.1 percent increase over the September 30, 1993 total of $68 million. Book value per share was $27.17, $25.91 and $25.36 respectively.

As indicated by the following table, all Bancorp's capital ratios continue to be well above minimum regulatory capital standards.



                          Regulatory     As of     As of      As of
                         Requirements   9/30/94   12/31/93   9/30/93
Leverage ratio           3.0% to 5.0%      10.3%     9.8%       9.6%
Tier 1 capital ratio         4.0%          19.6%    18.3%      18.3%
Total capital ratio          8.0%          20.8%    19.5%      19.5%

On July 1, 1994, Farmers National Bancorp announced that it had entered into an Agreement and Plan of Reorganization with First Virginia Banks, Inc. See Item 5 for additional information.

Results of Operations - Nine months ended September 30

For the nine months ended September 30, 1994 Farmers National Bancorp had earnings of $6.9 million or $2.57 per share, a slight decrease from the comparative 1993 earnings of $7.2 million or $2.67 per share. However, a one time accounting change which represented the effect of implementing the Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes" was recorded during 1993, which added $1.4 million or $.53 per share to earnings. As a result, 1993 nine month earnings were $8.6 million or $3.20 per share. The flat earnings are due primarily to a decrease in the net interest margin, offset by a reduced provision for loan losses and continued control of overhead expenses.

The yield on average earning assets was 7.0 percent in 1994, a decrease of 20 basis points from the 1993 yield of 7.2 percent. The rate paid on interest bearing liabilities was 3.1 percent in 1994, a decrease of 10 basis points below the 3.2 percent paid in 1993. As a result, the net interest spread of 3.9 percent was 10 basis points lower than in 1993. The decrease in the interest spread coupled with a lack of growth in earning assets produced the 1.9 percent loss in net interest income.

In 1994 the provision for possible loan losses totaled $613 thousand, compared to $1,348 thousand in 1993. The decrease in the loan loss provision reflects the improved credit quality as well as the modest growth of the loan portfolio. Net charge-offs for this period of 1994 totaled $359 thousand, a substantial decrease from the $697 thousand recorded for the comparable period in 1993. Management feels the 1.81 percent reserve for possible loan losses to total loans is adequate, based on current portfolio composition and quality.

Noninterest income in 1994 totaled $3.4 million, an increase of 3.5 percent over 1993. The majority of the increase was due to a 29.6 percent growth of trust revenue generated by an upward adjustment of fees, a greater volume of managed assets, and several estate settlements. The gain on investment securities was the profit from the cash payment of an equity stock exchange.

Noninterest expense increased 6.9 percent reflecting management's continued emphasis on controlling overhead costs. Salaries and employee benefits, which represent more than half the total, grew 6.4 percent. The added expenses are attributable to merit increases, higher benefit costs, and increased consumer loan staff. The cost of new teller equipment is reflected in the increased furniture and equipment increase of 18.6 percent. Annualized noninterest expense expressed as a percentage of average assets was 2.57 percent in 1994 and 2.47 percent in 1993. The efficiency ratio, which is noninterest expense divided by net operating revenue, was 57.4 percent and compares very favorably with peers.


Results of Operations - Quarter ended September 30

Net operating income for the third quarter of 1994 was $2.1 million, a 13.0 percent decrease from the second quarter total of $2.5 million and a 7.6 percent decrease over the same period in 1993. On a per share basis earnings totaled $.80, $.92, and $.87 respectively.

For the third quarter of 1994 net interest income was $7.0 million compared to $6.9 million in 1993, an increase of 1.7 percent. The net interest spread for the third quarter of both 1994 and 1993 was 3.9 percent. While the net interest spread has remained constant for the reported periods the yield on earning assets has improved due to the funding of the consumer loan portfolio from lower yielding Federal funds. Since the company is slightly asset sensitive, the several increases in the prime rate during 1994 have increased the interest margin.

The 54.5 percent reduction in the loan loss provision in the third quarter of 1994 compared to 1993 is the result of a significant decrease in net charge offs for the period and an improvement in the quality and composition of the loan portfolio. As a result, net interest income after the loan loss provision totaled $6.8 million for the three months ended September 30, 1994, an increase of 5.8 percent over the comparable period in 1993.

Noninterest income continued to increase moderately during the third quarter. Service charges and fees collected from deposit account activities decreased slightly during the comparable periods due to the consumer maintaining higher account balances, thereby reducing charges.

During the third quarter of 1994, noninterest expense increased 12.8 percent over the same period in 1993. Legal and consultant fees experienced the largest dollar increase arising from charges pursuant to the pending affiliation with First Virginia Banks, Inc. Salaries and employee benefit costs experienced the second largest dollar increase due to increased medical and retirement costs and the addition of staff to expand the consumer loan business. The 21.7 percent increase in furniture and fixture expense was the result of the installation of new teller equipment and branch technology to more efficiently serve customers. Most other expense categories increased slightly, consistent with increased volumes and inflation.

                      Part II - OTHER INFORMATION

Items 1 through 6(b).

     Management notes that no occurrences have taken place during the reporting period which require disclosure under any of the captioned headings except as noted below.

Item 5. Other Information

     On July 1, 1994, Farmers National Bancorp announced that it had entered into an Agreement and Plan of Reorganization with First Virginia Banks, Inc. pursuant to which First Virginia Banks, Inc. will affiliate with Bancorp by means of a merger in which Bancorp stockholders will receive 1.5 shares of First Virginia's common stock in exchange for each share of Bancorp stock, provided that, at the election of the holders, up to 30% of all outstanding Bancorp shares may be exchanged for cash at $58.53 per share. First Virginia has waived a provision of the Agreement and Plan of Reorganization that under certain circumstances might have required an exchange of some shares of Bancorp common stock for cash by Bancorp stockholders desiring to receive First Virginia common stock for their shares. Attached as Exhibit 2 to the Quarterly Report on Form 10-Q of Farmers National Bancorp filed August 12, 1994 is a copy of the Agreement and Plan of Reorganization between Bancorp and First Virginia.

     On July 7, 1994, Bancorp filed a Current Report on Form 8-K disclosing the execution of the Agreement and Plan of Reorganization.

     The merger of Bancorp and First Virginia contemplated by the Agreement and Plan of Reorganization is subject to various conditions set forth in the Agreement and Plan of Reorganization, including approval of the merger by Bancorp's stockholders and state and federal regulatory authorities. Another such condition was the satisfactory completion of an audit of Bancorp and its subsidiaries by First Virginia to confirm that Bancorp's consolidated stockholders' equity was not less than $68.5 million as of June 30, 1994. By letter dated July 27, 1994, First Virginia advised Bancorp that the audit has been completed and this condition satisfied. By letter dated September 29, 1994, the Federal Reserve Bank of Richmond approved the merger of Bancorp with First Virginia pursuant to Section 3 of the Bank Holding Company Act and required that the merger be consummated within three months of such date unless such period is extended. On October 11, 1994, the Federal Reserve Bank of Richmond approved the applications of Bancorp's three subsidiary banks to become members of the Federal Reserve System. In addition, on October 6, 1994, the Bureau of Financial Institutions of the Virginia State Corporation Commission approved pursuant to Virginia law the acquisition of Bancorp's subsidiary banks by First Virginia. Certain other conditions to consummation of the merger remain outstanding.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits

          Agreement and Plan of Reorganization dated July 1, 1994 attached as
Exhibit 2 to the Quarterly Report on Form 10-Q of Farmers National Bancorp filed August 12, 1994 is hereby incorporated by reference.

     Reports on Form 8-K

         Current Report on Form 8-K of Farmers National Bancorp dated July 7, 1994 is hereby incorporated by reference.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FARMERS NATIONAL BANCORP

                                    /S/ JOHN M. SUIT, II
Date: November 10, 1994           _________________________________________

                                  John M. Suit, II
                                  President and Chief Executive Officer



                                    /S/ LOUIS A. SUPANEK
Date: November 10, 1994            _____________________________________

                                   Louis A. Supanek
                                   Vice President and Treasurer