Form 10-Q/A
period 1994-09-30
FARMERS NATIONAL BANCORP /MD/
filed 1994-12-19
CIK 700850

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A

(Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994

                                       OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......to............

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

YES  X   NO
   ....     ....

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

          CLASS                              OUTSTANDING AT OCTOBER 31, 1994
Common stock, $1.00 par value                     2,699,056 shares

                          FARMERS NATIONAL BANCORP
                                   INDEX

                                                              PAGE NUMBER


PART II. Other Information

     Item 6                                                         15
     Signatures                                                     16

                              Part II Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS                                DESCRIPTION

        (27)                            Financial Data Schedule

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



                                        FARMERS NATIONAL BANCORP





Date: December 19, 1994                 /s/ JOHN M. SUIT, II
                                        ------------------------------------
                                        John M. Suit, II
                                        President and Chief Executive Officer




Date: December 19, 1994                 /S/ LOUIS A. SUPANEK
                                        ------------------------------------
                                        Louis A. Supanek
                                        Vice President and Treasurer

                                  EXHIBIT INDEX


Exhibit No.               Description of Exhibit                  Page
- -----------               ----------------------                  ----

   27                     Financial Data Schedule                   18